Form 10QSB
period 2001-03-31
PACIFIC SPORTS ENTERPRISES INC
filed 2001-05-15
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities ExchangeAct of 1934 for the transition period from ------------ to ------- -------

                         Commission file number: 000-31987

                        PACIFIC SPORTS ENTERPRISES, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                           33-0925319
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


                    2164 N. Glassell Street, Orange CA 92865
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (714) 637-1697
                             -----------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
-----   -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 1,000,000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS...................................................3
         Condensed Balance Sheets as of March 31, 2000 and March 31, 2001......3
         Condensed Statements of Operations for the Three and Twelve
         Month Periods Ended March 31, 2001 and 2000...........................4
         Condensed Statements of Cash Flows for the Twelve Month
         Period Ended March 31, 2001 and 2000..................................5
         Notes to Unaudited Condensed Financial Statements.....................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................8

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................................9

ITEM 2 CHANGES IN SECURITIES...................................................9

ITEM 5 OTHER INFORMATION.......................................................9

INDEX TO EXHIBITS..............................................................9

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Pacific Sports Enterprises, Inc, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.


                        PACIFIC SPORTS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       March 31,   March 31,
                                                                         2001        2000
ASSETS:                                                                $       0   $       0

LIABILITIES & STOCKHOLDERS' EQUITY
         Current Liabilities:
         Accounts Payable & Accrued Expenses                                 970         970

         Stockholders' Equity
         Common Stock, Par value $.001
         Authorized 10,000,000 shares,
         Issued 1,000,000 Shares at March 31, 2001,
         and March 31, 2000                                                1,000       1,000

         Paid-In Capital                                                       0           0

         Retained Deficit                                                      0           0

         Deficit Accumulated During the Development Stage                 (1,970)     (1,970)

         Total Stockholders' Equity                                         (970)       (970)

Total Liabilities and Stockholders' Equity                              $      0   $       0

                        PACIFIC SPORTS ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                    For the Three            For the Twelve
                                                    Months Ended              Month Ended
                                                       March 31                  March 31,
                                                  2001         2000         2001        2000
Revenues                                      $      -     $      -     $      -    $      -

Expenses General and Administrative                  -            -          485         485

Net Profit (Loss)                             $      -     $      -         (485)       (485)

Basic & Diluted loss per share                $      -     $      -     $      -    $      -

                        PACIFIC SPORTS ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                    For the Three            For the Twelve
                                                    Months Ended              Month Ended
                                                       March 31                  March 31,
                                                  2001         2000         2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                             $      -     $      -         (485)       (485)

Adjustments to reconcile net loss to net cash
Provided by operating activities

Increase (Decrease) in:
         Accounts Payable & Accrued Expenses         -            -         (485)       (485)

         Net Cash Used in operating activities       -            -            -           -
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net cash provided by investing activities   -            -            -           -

         Capital contributed by shareholder          -            -            -           -

         Cash and Cash Equivalents
         at Beginning of Period                      -            -            -           -

         Cash and Cash Equivalents
         at End of Period                            -            -            -           -


                        PACIFIC SPORTS ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND TWELVE MONTH PERIODS ENDED MARCH 31, 2001, and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          This summary of accounting policies for Pacific Sports Enterprises, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

          The unaudited financial statements as of March 31, 2001 and 2000 and for the three and 12 month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and twelve months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

          The Company was incorporated under the laws of the State of Nevada on September 28, 1998. The Company ceased all operating activities during the period from September 28, 1998 to October 20, 2000 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

          The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INCOME TAXES

          As of March 31, 2000, the Company has a net operating loss carry forward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

          The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during itsdevelopment stage.

NOTE 4 - COMMITMENTS

          As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

          As used herein the term "Company" refers to Pacific Sports Enterprises, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

          The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

          The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended March 31, 2001 or for the same period in 2000.

          The Company recorded net loss of $485 for the twelve months ended March 31, 2001 compared to $485 loss for the same period in 2000.

CAPITAL RESOURCES AND LIQUIDITY

          At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at March 31, 2000. The Company had a net working capital deficit of $1970 at March 31, 2001 and March 31, 2000.

          Net stockholders' deficit in the Company was $970 as of March 31, 2001 and March 31, 2000.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2001.

Pacific Sports Enterprises, Inc.
/s/ John Vilagi
John Vilagi
President and Director
May 10, 2001