Form 10QSB/A
period 2001-03-31
MAKE YOUR MOVE INC
filed 2001-09-04
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-QSB Amended

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Nevada                                          33-0925319
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


                        321 Broadway Blvd., Reno NV 89502
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (775) 322-5567
                             -----------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 1,000,000.

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                   3

         Condensed Balance Sheets as of  March 31, 2001
         and September 30, 2000                                                3

         Condensed Statements of Operations for the Three Months
         Ended March 31, 2001 and 2000 and Six Months Ended
         March 31, 2001 and 2000 and from Inception                            4

         Condensed Statements of Cash Flows for the Six Month
         Period Ended March 31, 2001 and 2000 and from Inception               5

         Statement of Changes in Stockholders Equity from Inception
         to March 31, 2001                                                     6

         Notes to Financial Statements                                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   7

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS                                                       7

ITEM 2 CHANGES IN SECURITIES                                                   7

ITEM 5 OTHER INFORMATION                                                       8

INDEX TO EXHIBITS                                                              8

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.




                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                         March 31,  September 30,
                                                              2001          2000
                                                        ----------    ----------
                                                        (unaudited)
                                     ASSETS
 TOTAL ASSETS                                           $        -    $        -
                                                        ==========    ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable                    $      970    $      970
                                                        ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000 shares authorized, none issued

Common stock, par value $.001, 50,000,000
shares authorized,1210,000 issued and outstanding            1,000         1,000
Contributed capital                                         52,260        49,000
(Deficit) accumulated during the development stage         (54,230)      (50,970)
                                                        ----------    ----------
Total Stockholders' Equity (Deficit)                          (970)         (970)
                                                        ----------    ----------
                                                        $        -    $        -
                                                        ==========    ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Cummulative
                                                                                            from
                                                                                        September 30,
                                                                                              1998
                                           Three Months Ended       Six Months Ended      (Inception)
                                               March 31,                 March 31,            to
                                           2001         2000        2001        2000    March 31, 2001

                                         ----------  ----------  ----------  ----------     ----------

REVENUES                                 $        -  $        -  $        -  $        -     $        -
                                         ----------  ----------  ----------  ----------     ----------
EXPENSES
 General and administrative                   3,260           -       3,260         485         54,230
                                         ----------  ----------  ----------  ----------     ----------
Total expenses                                3,260           -       3,260         485         54,230
                                         ----------  ----------  ----------  ----------     ----------
NET (LOSS)                               $   (3,260) $        -  $   (3,260) $     (485)    $   54,230)
                                         ==========  ==========  ==========  ==========     ==========
NET (LOSS) PER SHARE                           *           *           *           *
                                         ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 1,000,000   1,000,000   1,000,000   1,000,000
                                         ==========  ==========  ==========  ==========
* less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Cummulative
                                                                                 from
                                                                              September 30,
                                                                                  1998
                                                           Six Months Ended    (Inception)
                                                              March 31,              to
                                                           2001        2000   March 31, 2001
                                                     ----------  ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                     $   (3,260) $     (485)   $     (54,230)
     Adjustments to reconcile net loss to
     net cash used by operating activities:

     Contributed capital                                  3,260                        3,260
     Changes in operating assets and liabilities:

          Increase (decrease) in accounts payable                       485              970
                                                     ----------  ----------   --------------

            Net Cash (Used) by Operating Activities           -           -          (50,000)
                                                     ----------  ----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from sale of common stock                                               50,000
                                                     ----------  ----------   --------------
             Net Cash (Used) by Financing Activities          -                       50,000
                                                     ----------  ----------   --------------

NET INCREASE IN CASH                                          -                -           -


CASH AT BEGINNING OF PERIOD,                                  -                -           -
                                                     ----------  ----------   --------------

CASH AT END OF PERIOD                                $        -  $        -   $            -
                                                     ==========  ==========   ==============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      (Deficit)
                                                                                     Accumulated
                                                                                     During the
                                                      Common Stock       Contributed Development
                                                   Shares       Amount      Capital     Stage          Total
                                                  ----------  ----------  ----------  ----------  ----------
(audited)
Balances, at inception                                     -  $        -  $        -  $        -  $        -
                                                  ----------  ----------  ----------  ----------  ----------
Balances, September 30, 1998                               -           -           -           -           -
Issuance of stock @ $.05                           1,000,000       1,000      49,000                  50,000
Net (loss)                                                                               (50,485)    (50,485)
                                                  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 1999                       1,000,000       1,000      49,000     (50,485)       (485)
Net (loss)                                                                                  (485)       (485)
                                                  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 2000                       1,000,000       1,000      49,000     (50,970)       (970)
(UNAUDITED)
Net (loss) for the quarter                                                                     -           -
                                                  ----------  ----------  ----------  ----------  ----------

Balances, December 31, 2000                        1,000,000       1,000      49,000     (50,970)       (970)
Contributed capital                                                            3,260                   3,260
Net (loss) for the quarter                                                                (3,260)     (3,260)
                                                  ----------  ----------  ----------  ----------  ----------
Balances, March 31, 2001(unaudited)                1,000,000  $    1,000  $   52,260  $  (54,230) $     (970)
                                                  ==========  ==========  ==========  ==========  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of narmal recurring accurals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and 2000 have been made. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended September 30, 2000.

NOTE 2 - RESTATEMENT

The initial equity of the Company and loss for the first year have been increased by $49,000 representing the additional amount paid by shareholders for their stock which was expended for the purchase of a basketball team franchise in the American Basketball Association League. The league failed to materialize resulting in a worthless franchise in fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the company requires, without the need to raise additional capital until it achieves its indicated business plan.


RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past two years. The Company had general and administrative expenses of $3,260 and therefore a net loss of $3,260 for the three months period ended March 31, 2001. This compared to no expenses or loss for the three month period ended 2000.

The Company has a cumulative loss from its inception of $54,230.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at March 31, 2000. The Company had a net working capital deficit of $970 at March 31, 2001 and March 31, 2000.

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

(a) Exhibits. None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August 2001.

Make Your Move, Inc.
/s/ Henry Rolling
----------------------
Henry Rolling
President and Director
August 24, 2001