Form 10QSB
period 2001-06-30
MAKE YOUR MOVE INC
filed 2001-09-05
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities ExchangeAct of 1934 for the transition period from ------------ to --------------

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2001 was 12,100,000.

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                   3

    Condensed  Balance  Sheets as of June 30, 2001  (unaudited)
    and  September  30, 2000                                                   3

    Condensed Statements of Operations for the Three Months Ended
    June 30, 2001 and 2000 (unaudited) and For  the Nine Months
    Ended June 30, 2001 and 2000 and cumulative from Inception on
    September 28, 1998 Through June 30, 2001 (unaudited)                       4

    Condensed Statements of Cash Flows for the Nine Months Ended
    June 30, 2001 and 2000 (unaudited), and Cumulative from Inception
    on September 28, 1998 through June 30, 2001 (unaudited)                    5

    Statement of Changes in Stockholders Equity for the Period from
    Inception on September 28, 1998 through June 30, 2001 (unaudited)          6

    Notes to Financial Statements (unaudited)                               7-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  10

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS                                                      10

ITEM 2 CHANGES IN SECURITIES                                                  10

ITEM 5 OTHER INFORMATION                                                      11

INDEX TO EXHIBITS                                                             11

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.


                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                         ( a Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,  September 30,
                                                      2001         2000
                                                               (unaudited)
                                                  ----------     ----------
                                     ASSETS

CURRENT ASSETS-Cash                               $      250
                                                  ----------     ----------
EQUIPMENT                                            200,250
                                                  ----------     ----------
OTHER ASSETS
  Patents pending                                      5,000
  In process R & D                                    94,500
                                                  ----------     ----------
    Total Other Assets                                99,500


                                                                                                    $
                                                  $  300,000              -
                                                  ==========     ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable              $    1,304     $      970
                                                  ----------     ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000 shares authorized, none issued

Common stock, par value $.001, 50,000,000
shares authorized 1,210,000 issued and
outstanding                                           12,100          1,000
Paid-in capital                                      303,900
Contributed capital                                                  34,780

(Deficit) accumulated during the development stage   (52,084)        (1,970)
                                                  ----------     ----------
Total Stockholders' Equity (Deficit)                 298,696           (970)
                                                  ----------     ----------
                                                  $  300,000     $        -
                                                  ==========     ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Cummulative
                                                                                                    from
                                                                                               September 30,
                                                                                                    1998
                                                    Three Months Ended       Nine Months Ended   (Inception)
                                                         June 30,                June 30,            to
                                                    2001         2000         2001       2000  June 30, 2001
                                                  ----------  ----------  ----------  ----------  ----------
REVENUES                                          $        -  $        -  $        -  $        -  $        -
                                                  ----------  ----------  ----------  ----------  ----------
EXPENSES

General and administrative                            46,854           -      50,114         485      52,084
                                                  ----------  ----------  ----------  ----------  ----------
Total expenses                                        46,854           -      50,114         485      52,084
                                                  ----------  ----------  ----------  ----------  ----------

NET (LOSS)                                        $  (46,854) $        -  $  (50,114) $     (485) $  (52,084)
                                                  ==========  ==========  ==========  ==========  ==========
NET (LOSS) PER SHARE                                   *           *            *           *
                                                  ==========  ==========  ==========  ==========
   WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    10,700,000  10,000,000  10,233,333  10,000,000
                                                  ==========  ==========  ==========  ==========
          * less than $.01 per share


    The accompanying notes are an integral part of these financial statements

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cummulative
                                                                              from
                                                                          September 30,
                                                                              1998
                                                   Nine Months Ended      (Inception)
                                                        June 30,               to
                                                      2001        2000    June 30, 2001
                                                  ----------  ----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net ( loss)                                     $ (50,114)  $     (485)  $    (52,084)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Common stock issued for services                  15,000                     15,000
    Contributed capital                               34,780                     34,780
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable              334         485          1,304
                                                  ----------  ----------  -------------
    Net Cash (Used) by Operating Activities                -           -         (1,000)
                                                  ----------  ----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                              1,000
  Stock issued to subidiary for current assets           250                        250
                                                  ----------  ----------  -------------
                                                         250                      1,250
                                                  ----------  ----------  -------------
NET INCREASE IN CASH                                     250           -            250

CASH AT BEGINNING OF PERIOD,                               -           -              -
                                                  ----------  ----------  -------------
CASH AT END OF PERIOD                             $      250  $        -  $         250
                                                  ==========  ==========  =============
Non-cash Transactions:
Common stock issued to acquire assets of subsidiary
Equipment                                            200,250                     200250
Patents pending                                        5,000                       5000
Purchased R&D                                         94,500                      94500
                                                  $  299,750              $     300,000
                                                  ==========              =============

     The accompanying notes are an integral part of these financial statements

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  (Deficit)
                                                                                                 Accumulated
                                                                                                 During the
                                                       Common Stock          Paid-in Contributed Development
                                                     Shares      Amount      Capital   Capital      Stage          Total
                                                  ----------  ----------  ----------  ----------  ----------  ----------
(audited)
Balances, at inception                                     -  $        -  $        -  $        -  $        -  $        -
Issuance of stock @ par                           10,000,000      10,000      (9,000)                              1,000
Net (loss)                                                                                            (1,000)     (1,000)
                                                  ----------  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 1998                      10,000,000      10,000      (9,000)          -      (1,000)          -
Net (loss)                                                                                              (485)       (485)
                                                  ----------  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 1999                      10,000,000      10,000      (9,000)          -      (1,485)       (485)
Net (loss)                                                                                              (485)       (485)
                                                  ----------  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 2000                      10,000,000      10,000      (9,000)          -      (1,970)       (970)
(UNAUDITED)
Net (loss) for the quarter                                                                                 -           -
                                                  ----------  ----------  ----------  ----------  ----------  ----------

Balances, December 31, 2000                       10,000,000      10,000      (9,000)          -      (1,970)       (970)
Net (loss) for the quarter                                                                            (3,260)     (3,260)
                                                  ----------  ----------  ----------  ----------  ----------  ----------

Balances, March 31, 2001                          10,000,000      10,000      (9,000)          -      (5,230)     (4,230)
Shares issued @ $1.50 per share:
For Compensation                                     100,000         100      14,900                              15,000
To acquire subsidiary                              2,000,000       2,000     298,000                             300,000
Contributed capital                                                                       34,780                  34,780
Net (loss) for the quarter                                                                           (46,854)    (46,854)
                                                  ----------  ----------  ----------  ----------  ----------  ----------
Balances, June 30, 2001                           12,100,000  $   12,100  $  303,900  $   34,780  $  (52,084) $  298,696
                                                  ==========  ==========  ==========  ==========  ==========  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and results of its operations and cash flows for the three and nine months ended June 30, 2001 and 2000 have been made. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended September 30, 2000.

Make Your Move, Inc. (the Company or MYM), formerly Pacific Sports Enterprises, Inc. was incorporated in Nevada on September 28, 1998. In April 2001, the principal shareholder of the Company sold the majority of its outstanding stock of the Company for $50,000, and an agreement for the acquiring group to provide the Company with the management required by it to further the development of computerized technology being sought after at that time. The agreement resulted in the Company replacing its existing president/ Chairman of the Board with an individual who was the developer of a series of board games and related products over the last 11 years. His company, DCP, Ltd., (DCP) has agreed with MYM to pay for all management services provided by MYM at the time DCP achieves profitable operations and adequate cash flows.

On June 30, 2001, MYM acquired all of the outstanding common stock of Allpaq Technologies Corporation (Allpaq) in exchange for 2,000,000 shares of the Company's $.001 par value common stock valued at $.15 per share or $300,000. The acquisition was accounted for under purchase accounting in accordance with Accounting Principles Board Opinion #16. No goodwill was attributed to the purchase, which consisted of cash of $250, office and computer equipment valued at $200,250, patents pending valued at $5,000, and in process research and development valued at $94,500. Allpaq had no operations since its inception in September 2000.

On June 30, 2001, the Company also issued 100,000 shares of its $.001 par value common stock to DCP for the rights to integrate its games and products into one or more of the products being developed, utilizing the technologies acquired from Allpaq. This transaction was also valued at $.15 per share or $15,000.

The Company has been in the development stage since inception and has no earned revenues to date. In accordance with SFAS #7 it is a development stage company. Its fiscal year end is September 30.

 MAKE YOUR MOVE, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The Company's balance sheet as of June 30, 2001,includes the financial statements of MYM and Allpaq. The balance sheet as of September 30, 2000 excludes Allpaq. The results of operations and cash flows for the three and nine months ended June 30, 2000 are for MYM only, whereas the results of operations and cash flows for the three and nine months ended June 30, 2001 included only $650 of legal expenses for Allpaq, since its acquisition occurred on June 30, 2001. All significant intercompany accounts and transactions have been eliminated.

Stock Split

The financial statements have given effect to a 10 for 1 forward stock split approved by the Board of Directors on June 30, 2001. All references to shares issued from inception are with respect to such split.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which are cash and accounts payable approximate fair values due to the short-term maturities of such instruments.

Restatement

The initial equity of the Company and loss for the first year have been increased by $49,000 representing the additional amount paid by shareholders for their stock which was expended for the purchase of a basketball team franchise in the American Basketball Association League. The league failed to materialize resulting in a worthless franchise in fiscal year 1999.

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Since inception, the Company has continued to sustain operating losses. For income tax purposes operating losses constitute start-up costs, which may be amortized or permanently capitalized, however, substantially all of the operating costs to date are not deductible since they resulted from contributed capital. . Therefore, as of June 30, 2001, no deferred tax asset has been provided in the accompanying consolidated financial statements since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods. Any resulting amortization of start-up costs is available for a period of 20 years to offset future taxable income, once the Company's business commences.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For presentation purposes, all shares used the computation loss per share are post-split.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to obtain additional equity, thereby providing positive cash flow until profitable operations are achieved.

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Composition of Certain Financial Captions

Equipment

Equipment is stated at the value assigned to the shares of common stock issued to acquire it and is depreciated using the straight-line method over the useful lives ranging from 3 to 7 years commencing July 1, 2001:

COMPUTER EQUIPMENT                                156,219
OFFICE EQUIPMENT                                   23,160
FURNITURE AND FIXTURES                             13,729
DISPLAY EQUIPMENT                                   7,133
                                               -------------
                                                  200,241

Research and Development

Research and development expenses are charged to operations as incurred.


NOTE 2 - RELATED PARTIES

Related party disclosures are contained in Notes 1 and 3 herein.


NOTE 3 - MANAGEMENT AGREEMENT

Effective June 30, 2001, the Company entered into an agreement with DCP to provide management services for DCP and become the exclusive agent for the sales of DCP products. Payment for such management services shall commence at the time DCP is profitable and has adequate cash flow from the sales of its products.


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION

The Company, Make Your Move, Inc. entered into an Exclusive Supplier Agreement on August 17, 2001. This agreement provides that Make Your Move, Inc. and Viscus, a Delaware corporation will operate technical centers/coffee shops inside Wal-Mart stores in United States. A typical center inside a Wal-Mart store will have various computers, computer software and related items from the Allpaq Technologies Corporation, subsidiary of Make Your Move, Inc. and sell special coffee and related items from Viscus corporation. The agreement is for a period of five years commencing October 1, 2001. Viscus and Wal-Mart expect to open 100 locations in Wal-Mart stores during the first year of this agreement.

Change in Companies Certifying Accountant

The Company has retained the services of:
Braverman & Company, P.C.
22701 N. Black Canyon Hwy B-1
Phoenix, AZ 85027

To act as principal independent accountant to audit the companies financial statements.

Braverman & Company, P.C. specializes in auditing public companies. The prior independent accountant John I. Moyer has elected to not audit public companies. There is no dispute between the Company and John I. Moyer.


ITEM 6. EXHIBITS

(a) Exhibits. Exclusive Supplier Agreement.

(b) Reports on Form 8-K. The Exclusive Supplier Agreement and change of accountants was reported on Form 8-K dated August 27, 2001.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of August 2001.

Make Your Move, Inc.
/s/ Henry Rolling
Henry Rolling
President and Director
August 27, 2001