Form 10KSB
period 2001-09-30
MAKE YOUR MOVE INC
filed 2001-12-20
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                  FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
    (Fee Required)
                          -----------------------------

FOR THE FISCAL  YEAR ENDED  SEPT.  30,  2001   COMMISSION  FILE  NUMBER 0-31987


                              MAKE YOUR MOVE, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------

           NEVADA                                           33-0925319
          --------                                         ------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

321 Broadway Blvd., Reno, Nevada                               89502
--------------------------------                               -----
(Address of principal executive offices)                    (Zip Code)

    Issuer's Telephone Number:                            (775) 322-5567
    --------------------------                            ---------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

         (Title of each class)      (Name of each exchange on which registered)

                                                           N/A

         Securities registered under Section 12(g) of the Exchange Act:
                             (Title of each class)
                         COMMON STOCK, PAR VALUE $.001


Check whether the issuer (1) file call reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which stock was sold: $50,000

Number of shares of the issuer's common stock, par value $.001, outstanding as of September 30, 2001: 12,100,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). The issuer's information statement for its 2001 Annual Meeting and the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, for Make Your Move, Inc.

Transitional Small Business Disclosure Format YES ( ) NO (X )

                               TABLE OF CONTENTS

PART I

Item 1. DESCRIPTION OF BUSINESS...............................................3

Item 2. DESCRIPTION OF PROPERTY...............................................6

Item 3. LEGAL PROCEEDINGS.....................................................6

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER......................6

Item 5. MARKET    FOR    COMMON    EQUITY    AND    RELATED    STOCKHOLDER
        MATTERS...............................................................6

Item 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................6

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................8

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................8

PART II

Item 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL
        PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 10(A)
        OF THE EXCHANGE ACT...................................................8

Item 10 EXECUTIVE COMPENSATION................................................9

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........9

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................9

Item 13 EXHIBITS AND REPORTS ON FORM 8-K ....................................10

          SIGNATURES.........................................................11

          EXHIBIT INDEX......................................................12

                                     PART I

Item 1. DESCRIPTION OF BUSINESS/HISTORY

The private securities litigation reform act of 1995 provides a 'safe harbor' for forward-looking statements, certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consumation of a transaction, anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move, Inc. These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.

The Company was incorporated under the laws of the State of Nevada on September 28, 1998 and was organized to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league so the member teams ceased all operating activities in 1999, and the company was considered dormant until October 20, 2000.

On May 1, 2001, the Issuer, originally incorporated with the name Pacific Sports Enterprises, Inc. amended its Articles of Incorporation to change its name to Make Your Move, Inc. and increase its authorized common stock from 10,000,000 shares to 50,000,000 shares of $.001 par value. The amendment to the Articles of Incorporation also authorizes the Issuer to issue an additional class of Preferred stock with a par value of $.001. Said Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restriction thereof as shall be determined by resolution adopted by the Board of Directors at the time such stock is issued without further approval of the shareholders.

On June 30, 2001, The Rolling Group, a Nevada Limited Liability Corporation purchased 800,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corporation for $50,000. This transaction gave The Rolling Group 80% of the outstanding stock of Pacific Sports Enterprises, Inc.

On June 30, 2001, the Issuer acquired all of the assets of DCP Ltd. for 10,000 shares of Pacific Sports Enterprises, Inc. common stock. DCP Ltd. was a manufacturer and distributor of board games and similar products. Mr. Henry Rolling, President of the Issuer, started selling board games on a part-time basis in 1990. Since that time he has been instrumental in developing four board games, including Cube Checkers. During this period, he has made and sold more than 80,000 games.

The Issuer and DCP Ltd. have agreed to cancel or void the agreement where by the Issuer (Make Your Move, Inc.) acquired the assets of DCP Ltd. The Issuer and DCP Ltd. have elected to enter into an agreement whereby the Issuer agrees that Henry Rolling will continue to manage DCP Ltd. DCP Ltd. will supply their patented, copyrighted and trademark protected products exclusively to Issuer. In regard to DCP Ltd. products, the Issuer will sell games to the general public based on DCP Ltd. products. The Issuer will not be restricted by the agreement with DCP Ltd. and may seek and acquire other games as the Issuer sees fit.

Issuer issued to the owners of DCP Ltd., 10,000 shares of the Issuer's stock for the future opportunity to integrate the games and products of DCP Ltd. into the technology owned by Issuer. DCP Ltd. agrees that when it is profitable and has adequate cash flow for a period of three consecutive months, DCP Ltd. will pay reasonable value for the services provided by Issuer. All parties agree that DCP Ltd. is an affiliated company, and that Issuer has no ownership interest in DCP Ltd.

On June 30, 2001, the Issuer acquired 100% of the outstanding stock of Allpaq Technologies Corporation in exchange for 100,000 shares of Make Your Move, Inc. common stock, and in the event the Issuer is successful in raising twelve million dollars ($12,000,000.00) or more in a public offering within two years of July 1, 2001, Seller will receive an additional one million two-hundred thousand dollars ($1,200,000.00). Allpaq Technologies Corporation, a California corporation, is engaged in the business of designing and manufacturing computers, computer Liquid Crystal Display (LCD) monitors and LCD panels, and providing other original equipment manufacturers services under the Allpaq trade name. LCD displays are frequently used in electronic computer games.

The agreement has been amended by the parties to give, the Seller an additional 100,000 shares, or a total of 200,000 shares. All other terms of the agreement remain the same.

On November 10, 2001, the board of directors of Make Your Move, Inc. and Allpaq Technologies Corporation entered into a mutual rescission agreement and released all claims. This rescission agreement voids the agreement and the 200,000 shares of stock as if it never existed.

OVERVIEW

Make Your Move, Inc. ("the Company") was formed to engage in the design, development and commercialization of technologies within the game industries. The Company's focus is on the advancement and enhancement of game play. The Company has taken steps to add technology if it can be applied to the Company's overall goal. In addition, the Company has taken steps to delete technologies if those technologies cannot be efficiently applied to the Company's goals.

The Company commenced its involvement in the game industry through DCP Ltds founder, Mr. Henry Rolling. In the 3rd quarter of the Company's fiscal yearend in 2001, the founder formed Make Your Move, Inc., and the Company entered into an agreement with DCP Ltd, a company that manufactures and distributes traditional board games, computer games, video games and online games. The agreement included exclusive worldwide sales, marketing, distribution and manufacturing rights of DCP Ltd's proprietary products and gave the Company a turn key operation that encompassed traditional board games, video games, computer games and online games.

Advancements within the board game industry have moved very slowly when it comes to content, technology and competition, the Company sees a substantial market opportunity with the introduction of some creative and innovative technologies. In the 4th quarter of the Company's fiscal year, the Company began researching the feasibility of developing a new computerized game system for board game play. With the introduction of a new game system the Company sees an opportunity to create new segments, introduce proprietary technologies and become a market in the industry.

Based on extensive research and outside consultation with engineering firms, the Company concluded that a new proprietary state of the art computerized game system can be developed and manufactured at a reasonable price. The Company's goal is to bring board games to life and create new segments within the board game industry. Through the use of computers and the Internet, there will be many features associated with the system such as animated interaction, automated scores, help and tutorials and Internet connection capabilities for online game play.

Based on technological advancements in the computer monitor, game systems and other high tech industries, the Company believes that the components for the development of such a system, already exists in the marketplace. The Company has concluded that it is just a matter of combining those components into a single unit. The Company is focusing on a new game system for board game play. The game system will add many innovative aspects to board game and online game play. In addition, the new game system will provide an efficient means for storing board games and will create an animated presentation for existing boards games.

The Company anticipates the new proprietary game system being available for demonstration in the third quarter of 2002.

The Company's expansion focus will be on the acquisition of smaller game companies in the traditional, video, computer, and online game markets. By acquiring companies, the Company can rapidly increase its product line to gain market share within the established traditional game sectors.


PRESENT PRODUCT LINE OBTAINED THROUGH AGREEMENT WITH DCP LIMITED

            - Cube Checkers.
            - Cube Checkers - computer version, online game version.
            - Doubles Chess board game.
            - Doubles Chess - computer version, online games version.
            - Doubles Checkers board game.
            - Doubles Checkers - computer version, online game version.
            - Doubles Backgammon board game.
            - Doubles Backgammon - computer version, online game version.
            - Game pieces - Doubles Chess, Doubles Checkers, Doubles Backgammon.
            - Double Classic Series book on opening moves.
            - DCP games apparel.
            - DCP online game server.

THE DOUBLES CLASSIC SERIES(

The Doubles Classic Series( -- Doubles Chess(, Doubles Checkers(, and Doubles Backgammon( are games that can be played by two, three, or four players, and are played with partners. These games are played exactly like the classic originals
- no rule changes or additional rules. The only difference is the board they are played upon. Each board was designed by merging two classic original boards into one - opening up the playing field to two or more players, and increasing the sociability and excitement of the classic games.

GAME COMPETITION AND INDUSTRY PARTICIPANTS

Some of the Company's competitors are bigger, better financed and have well established distribution channels for their products and services. Many small companies and hundreds of new game products are introduced to the market every year, and most fail to penetrate the market.

The top five board game manufacturers are Milton Bradley, Parker Brothers, Patch Products, Mattel, and Pressman Toys. The two top game companies are owned by the Hasbro Corporation. In addition to these competitors, University Games is a game manufacturer whose game titles reflect popular books and television shows.

In 1999, Hasbro stated in their annual report that the game sector of their business contributed over 50% of their total revenue which totaled over $4,232,000,000 in 1999. According to that same report, Hasbro stated that their core businesses (board games and trading card games), are stable annuities providing cash flow to fund growth businesses like hand-held electronics, interactive software games, and online games.

In 2000, Hasbro stated in their annual report that their board game division continues to be their dominant revenue generating division. Management believes that the trend within the toy and game industry is that board games are proven cash producing winners.

Item 2. DESCRIPTION OF PROPERTY

The company occupies office space located at 321 Broadway Blvd., Reno Nevada 89502.

Item 3. LEGAL PROCEEDINGS

The company is not involved in any litigation.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of security holders. PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Common stock of the company is not listed or traded on any exchange. The company is currently applied for listing on the NASD bulletin board.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties, the company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition and overall macro-economic conditions.

General

Make Your Move, Inc. ("the Company") was formed to engage in the design, development and commercialization of game technologies for a wide range of applications within the game and other industries.

In 3rd quarter of 2001, the founder, Mr. Henry Rolling formed Make Your Move, Inc., and in the third quarter of the Company's fiscal year of 2001 the Company entered into an agreement with DCP Limited, a Company that manufactures and distributes traditional board games, computer games, video games and online games. The agreement included exclusive worldwide sales, marketing, distribution and manufacturing rights of DCP Ltd's proprietary products and gave the Company a turn key operation that encompassed traditional board games, video games, computer games and online games.

The Company has taken over the sales of DCP Ltd's inventory through their agreement. The Company plans to start selling products in December of 2001.

In 2000 and 2001 the Company generated operating expenses redesigning the packaging for the presentation of DCP Ltd's products. The redesign included new graphics and copy for instruction manuals, and new copy and graphics related to advertising material. In 2001, the Company generated operating expenses furthering the development of DCP Ltd's online game server. In addition, the Company generated operating expenses related to the development of the artificial intelligence for DCP Ltd's computer games and changes to the computer game user interface.

Late in the 4th quarter of the Company's fiscal year, the Company took steps towards developing a proprietary online game environment and advancing computerized game technology. The Company's computerized game technology involves video and pocket PC games, computer games and games that can be played with a remote partner over the Internet.

In 2001, the Company attempted to acquire hardware technology for the Company's games through acquisitions and joint ventures. After a considerable due diligence process of an acquisition candidate in the United States, the Company's management flew to Korea to further the due diligence gathering process. After examining the acquisition candidate's facilities and technology, it was determined by the Company's management that the acquisition candidate did not possess the technological know how that would be necessary for the Company to further the Company's business objectives. The Company's attempt to acquire hardware technology through an acquisition has been unsuccessful, and all of the agreements to acquire technology have been rescinded.

Based on extensive research and outside consultation with engineering firms towards the end of the 4th quarter of the Company's fiscal year end, the Company has concluded that a new proprietary state of the art computerized game system can be developed and then manufactured at a reasonable price. The Company's goal in regard to the hardware and software based game system is to bring board games to life and create new segments within the board game industry. There will be many features associated with the system such as animated interaction, automated scores, help and tutorials and Internet connection capabilities for online game play.

Based on technological advancements in the computer monitor, game systems and other high tech industries, the Company realizes that the components for the development of such a system, already exists in the marketplace. With that knowledge, the Company has concluded that it is just a matter of determining what the best components are and then combining those components into a single unit.

The Company has set its focus on designing and developing what it calls the 2DFPGS, the 2D F. P. Game System. The 2DFPGS is a computer that will be used for playing board games. There will be many features associated with the system such as animated interaction, automated scores, help and tutorials and Internet connection capabilities through a USB port for online game play.

Through market research, the Company's management believes that the introduction of the 2DFPGS will shake up the multi-billion dollar United States' board game industry, which is dominated by Hasbro at present. The goal of the hardware and software based 2DFPGS is to animate board games within the game industry. By manipulating and merging existing technologies, the Company's management believes that the Company will be successful at achieving its' goal of introducing the 2DFPGS and become the market leader in a new segment created by the Company within the board game industry.

Prior to the end of the Company's fiscal year in 2001, the Company had not yet retained an engineering firm to develop the 2DFPGS. The Company plans to retain an engineering firm in the 1st quarter of the Company's fiscal year to begin the design and develop of the 2DFPGS. The Company anticipates the 2DFPGS being ready for demonstration in the 3rd quarter of 2002.

The principal shareholder/President/CEO of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

On June 19, 2001, the company entered into an investment banking agreement with George Schneider for a minimum period of 6 months, to assist the company in raising up to $15,000,000 of convertible preferred stock and/or implementing a business combination. The company advanced a total of $17,500 as of September 30, 2001, which was contributed by the principal shareholder to the Company. If the Company is successful in raising additional equity, total compensation less the retainer, is applicable of 6 percent of total equity placements and warrants equal to one percent of the fully diluted shareholder interest of the company, after the effect of the issuance of the all equity securities with a strike price equal to the implied sale price per share in the placement, with a term of 5 years, and piggy-back rights after the completion of an initial public offering. In the case of a business combination, a fee payable in cash of 3 percent of the total enterprise value will apply, less the retainer.

The investment banker is also entitled to receive reimbursement for up to $3,500 per month, excluding any legal fees and costs, without prior written permission of the company.

Item 7. FINANCIAL STATEMENTS

The full text of the company's audited consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 are attached to this filing as
Exhibit 11.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company's prior independent accountant elected not to audit public companies. So the company changed its principal independent accountant to Braverman and Company, P.C. There is no dispute between the company and the prior accountant.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the company were as of September 30, 2001:

         Henry Rolling           President, Director       7/1/2001
         Kristin Rolling         Secretary, Director       7/1/2001
         Dr. Luther Mack, Jr.    Director                  7/1/2001
         Stuart L. Brown         Director                  7/1/2001
         John Vallagi            President, Director       Resigned 7/1/2001
         Karen Fowler            Secretary, Treasurer,     Resigned 7/1/2001
                                 Director

HENRY L. ROLLING - President, Director

Henry L. Rolling is the founder of DCP, Ltd. - doing business as DCP Games. Mr. Rolling is the co-creator of the games in the Doubles Classic Series (Doubles Chess, Doubles Checkers, and Doubles Backgammon), and the developer of Cube Checkers. Mr. Rolling served as the President and CEO of DCP Ltd., and he was responsible for overseeing and participating in all aspects of the business, including financing, manufacturing, marketing, and strategic planning. While playing the position of outside linebacker in the NFL Mr. Rolling received his B.A. degree in Economics from the University of Nevada. Mr. Rolling also received his M.S. degree in Economics from the University of Nevada. Mr. Rolling played outside linebacker in the National Football League for nine years with the Tampa Bay Buccaneers, San Diego Chargers, and the Los Angeles Rams. It was also during this time that Mr. Rolling started marketing and selling Doubles Chess, which led to the formation of DCP Games.

KRISTIN ROLLING - Secretary

Kristin Rolling oversees the marketing and business operations for DCP Games. Ms. Rolling received her B.S. degree in Finance from Arizona State University and an M.B.A. degree with an emphasis in Marketing and International Business from the University of San Diego. She formerly worked in the investment banking industry as an account executive for Dean Witter in San Francisco, California.


LUTHER MACK, JR. - Director

Mr. Mack brings an extensive business background to the company. Mr. Mack owned KXRI Fox Television in Reno and eight McDonalds Restaurants. Mr. Mack serves on the boards of Wells Fargo Bank Reno, Harveys Hotel and Casino Properties. Mr. Mack is the former chairman of the Reno Airport Authority. Mr. Mack is a frequent guest lecturer for the University of Nevada, Reno Business Department. Mr. Mack has received an honorary doctorate degree from the University of Nevada, Reno.

STUART L. BROWN - Director

Mr. Brown brings a lifetime of business experience to the company. Mr. Brown is the owner of four companies in the agriculture business spanning a period of more than 25 years. He is currently operating the Stu Brown Livestock Company, the Double Horseshoe Ranch, LLC, the Warner Sierra Corporation and Pacific Agribusiness Services. Mr. Brown has held several senior positions with Wells Fargo Bank, including Loan Officer, Appraisal Officer and Senior Agriculture Business Officer. Mr. Brown has a B.S. degree from Cal Poly State University.


Item 10. EXECUTIVE COMPENSATION

During fiscal year 2001, the company paid the following compensation to the company's officers and directors:

Cash Compensation - None
Non-cash Compensation-None
Stock Compensation-None


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 2001, the company's directors, officers and over 5% of the shareholders held beneficially the following shares of common stock or beneficial interest. Numbers of shares have been adjusted to reflect the 10 for 1 forward split effective June 30, 2001.



  Name                        Title               Common Shares        % Class
  -----------------------------------------------------------------------------
  The Rolling Group       President, Director       6,801,500             67%
  a.k.a. Henry L.
  Rolling

  Kristin Rolling         Secretary, Director          10,000            .09%

  Luther Mack, Jr.        Director                     10,000            .09%

  Stuart L. Brown         Director                      1,000

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Henry Rolling, President of Make Your Move, Inc. is also the President and majority shareholder of DCP Ltd. All of DCP Ltds present products have patent, copyright and trademark protections. The Company wishes to sell a number of products, including traditional board games, computer games, video games and online games owned by DCP Ltd.

The board of directors of the Company has concluded that it is in the best interest of the Company to have a management agreement with DCP Ltd., whereby DCP Ltd. will provide the Company exclusive and unimpeded access to DCP Ltd patented, copyrighted and trademarked protected content. The Company will sell the products based on DCP Ltd's content to the public. The Company will manage the affairs of DCP Ltd.

The principal shareholder/President/CEO of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000).

Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed November 17, 2000).

REPORTS OF FORM 8K

1. On July 12, 2001 the company filed Form 8K12g-3 to report.

     A. That The Rolling Group, a Nevada Limited Liability Corporation purchased 800,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corp. for $50,000. This transaction gives the Rolling Group 80% of the outstanding stock of Pacific Sports Enterprises, Inc.

     B. To report the election to the board of directors of Dr. Luther Mack, Jr., Stuart L. Brown, Mimi Hui Ban and Henry L. Rolling.

     C. To report that the company authorized an increase in the authorized common stock from 10,000,000 shares to 50,000,000 shares of .001 par value.

     D. To report the acquisition of the assets of DCP Limited for 10,000 shares of common stock.

     E. To report purchase of 100% of the outstanding stock of Allpaq Technologies Corporation for 100,000 shares of stock.

     F. To report the name change to Make Your Move, Inc. and increase the authorized common stock.

2. On August 24, 2001 the company filed Form 8K12g-3 Amended to report

     A. That The Rolling Group purchase of 800,000 shares in Pacific Sports Enterprises, Inc. was Amended changing the purchase of Pacific Sports stock by the Rolling Group to 700,000 shares.

     B. To report the revision or void of the purchase agreement between the company and DCP Ltd.

     C. To report the Company entering into a management agreement to manage the affairs of DCP Ltd.

     D. To report on the financial statements pro forms financial information and exhibits required by the acquisitions of Allpaq Technologies, Inc. and DCP Ltd.

3. On August 27, 2001, the company filed a Form 8K to report

     A. To report the appointment of Bravermnan and Company, P.C. as the company's public accountant to replace John I. Moyer, CPA

     B. The company also reported that it entered into an agreement to supply Allpaq computers to Viscus Coffee International, Inc.

4. On October 5, 2001 the Company file a form 8K/A amendment to file a copy of a letter from the former independent accountant.

5. On November 16, 2001 the company filed a Form 8K to report

     A. To report the rescission of the contract with Allpaq Technologies, Inc. and the rescission of the appointment of Mimi Hui Ban as a director of the company.

     B. To report the rescission of the exclusive supplier agreement with Viscus Coffee International, Inc.

     C. To report a split of the outstanding shares of the company's common stock effective June 30, 2001. Each share presently outstanding shall be exchanged for ten shares.

     D. To report entering into an investment banking agreement to raise $15,000,000 in convertible preferred stock.

SIGNATURES -------------- In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 19, 2001 Make Your Move, Inc. Registrant

                                          By /s/Henry L. Rolling
                                          --------------------------------
                                          Henry L. Rolling
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

           By /s/Henry L. Rolling
           --------------------------
           Henry L. Rolling Chief Executive Officer        November 19, 2001
           Chairman of the Board and Director

           By /s/ Kristin Rolling
           --------------------------
           Kristin Rolling                                 November 19, 2001
           Chief Financial Officer
           Secretary


           By /s/Luther Mack, Jr.
           --------------------------
           Luther Mack, Jr.                                November 19, 2001
           Director


           By /s/ Stuart L. Brown
           --------------------------
           Stuart L. Brown                                 November 19, 2001
           Director

                                 EXHIBIT INDEX
                                 -------------
                                                                 SEQUENTIALLY
EXHIBIT NUMBER                    DESCRIPTIONS                    NUMBERED
--------------                   --------------                  -------------

1. Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000).

2. Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed November 17, 2000).

3. Asset purchase agreement between DCP Ltd. and Make Your Move, Inc. -- Dated June 30, 2001.

4. Rescission Agreement between DCP Ltd. and Make Your Move, Inc. -- Dated November 10, 2001.

5. Management Agreement between DCP Ltd. and Make Your Move, Inc. -- Dated: June 30, 2001.

6. Exchange Agreement and Plan of Reorganization between Make Your Move and Allpaq Technologies Corporation -- Dated: September 1, 2001

7. Mutual Rescission Agreement and Release of All Claims between Make Your Move, Inc. and Allpaq Technologies Corporation -- Dated November 10, 2001

8. Exclusive Supplier Agreement between Make Your Move, Inc. and Viscus Coffee International, Inc.

9. Mutual Rescission of Exclusive Supplier Agreement and Release of All Claims between Make Your Move, Inc. and Viscus Coffee International, Inc. dated November 10, 2001

10. Investment Banking Agreement between Make Your Move, Inc. and George Schneider Dated 6-19-2001

11. Make Your Move, Inc. Financial Statement for the year ended September 30, 2001 and 2000.

A. Independent Auditors Report

B. Balance Sheet

C. Statements of Operations

D. Statements of Change in Stockholders Equity

E. Statement of Cash Flow

F. Notes to Financial Statements


* Previously  filed and  incorporated  by reference to the company's  Form 10-SB
Registration Statement filed on November 17, 2000 with Securities and Exchange Commission.