Form 10QSB/A
period 2001-09-30
MAKE YOUR MOVE INC
filed 2001-12-20
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-QSB/A Amended

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS........................................3

        Condensed Balance Sheets as of June 30, 2001 and September
        30, 2000....................................................3

        Condensed Statements of Operations for the Three Months
          ended June 30, 2001 and 2000 and for the Nine Months
          ended June 30, 2001 and 2000 and cumulative from
          inception on September 28,1998 through June 30, 2001 .....4

        Statement of Changes in Stockholders Equity for the
          period from Inception on September 28, 1998 through
          June 30, 2001.............................................5

        Condensed Statements of Cash Flows for the Nine Months
          ended June 30, 2001 and 2000, and cumulative from
          inception on September 28, 1998 through June 30, 2001.....6

        Notes to Financial Statements ..............................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.......................10

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS...........................................12

ITEM 2 CHANGES IN SECURITIES.......................................12

ITEM 5 OTHER INFORMATION...........................................13

ITEM 6 EXHIBITS....................................................14

SIGNATURES.........................................................15

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.




                              MAKE YOUR MOVE, INC.
                         (a Development Stage Company)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                    ASSETS

         CURRENT ASSETS-Cash                                          $       60
                                                                      -----------
                                                                      $       60
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



         CURRENT LIABILITIES                                           $       -
                                                                       ----------
         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, par value $.001, 100,000
          shares authorized, none issued                                                               -

         Common stock, par value $.001, 50,000,000
           shares authorized,12,100,000 issued and
           outstanding                                                    12,100
          Paid-in capital                                                352,900
          Contributed capital                                            193,328
          Receivable from shareholder                                   (300,000)
          (Deficit) accumulated during the development stage            (258,268)
                                                                      -----------
Total stockholders' Equity                                                    60
                                                                      -----------
                                                                       $      60
                                                                      ===========



                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                            F-2



                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                       Cummulative
                                                                           from
                                                                       September 30,
                                              Year Ended                   1998
                                            September 30,               (Inception)
                                        ----------  ----------               to
                                          2001         2000           September 30, 2001
                                        ----------  ----------      ---------------------


REVENUES                               $        -   $        -       $                -
                                        ----------  ----------      ---------------------

EXPENSES
   General and administrative            207,298           485                   258,268
                                        ----------  ----------      ---------------------
Total expenses                           207,298           485                    258,268
                                        ----------  ----------      ---------------------
NET (LOSS)                             $(207,298)   $   (485)        $           (258,268)

                                      ============  ==========      =====================
NET (LOSS) PER SHARE                   $   (0.02)           *
                                      ============  ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           10,700,000    10,000,000
                                      ============  ==========
*  less than $.01 per share


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              MAKE YOUR MOVE, INC.
                         (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                       (Deficit)
                                                                                                     Accumulated
                                                                                        Receivable    During the
                                       Common Stock           Paid-in    Contributed     From       Development
                                 Shares             Amount     Capital      Capital     Shareholder     Stage         Total
                                 -------------------------    ---------   -----------  ------------- ------------  --------

Balances, at inception                   -     $         -   $        -    $        -  $          -  $         -   $      -
                                 ---------     -----------   ----------    ----------  ------------  -----------   --------
Balances, September 30, 1998-            -               -            -             -             -            -          -
Issuance of stock at $.005      10,000,000          10,000       40,000                                              50,000
per share
  Net (loss) for the period                                                                              (50,485)   (50,485)
                                 ---------     -----------   ----------    ----------  ------------  -----------   --------
Balances, September 30, 1999    10,000,000          10,000       40,000             -             -      (50,485)      (485)
  Net (loss) for the year                                                                                   (485)      (485)
                                 ---------     -----------   ----------    ----------  ------------  -----------   --------

Shares issued at $.15 per
share:
     For compensation              100,000             100       14,900                                              15,000
     For acquisition             2,000,000           2,000      298,000                    (300,000)
  Contributed capital                                                         193,328                               193,328
  Net (loss) for the year                                                                                (207,296) (207,298)
                                 ---------     -----------   ----------    ----------  ------------  -----------   ---------
Balances, September             12,100,000      $   12,100    $ 352,900    $  193,328  $   (300,000) $   (258,268) $     60
30, 2001                        ==========     ===========   ==========    ==========  ============  ===========   =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       MAKE YOUR MOVE, INC. (a Development
                                 Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Cummulative
                                                                                      from
                                                                                  September 30,
                                                                                      1998
                                                          Year Ended               (Inception)
                                                         September 30,                  to
                                                   ------------   ----------     ------------------
                                                       2001         2000         September 30, 2001
                                                   ------------   ----------     ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                    $(207,298)  $    (485)       $     (258,268)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
          Common stock issued for services             15,000                            15,000
          Contributed capital                         193,328                           193,328
     Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable         (970)         485                    -
                                                    -----------   ----------      -------------------
         Net Cash (Used) by Operating Activities           60            -              (49,940)
                                                    -----------   ----------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                                   50,000
                                                   -----------    ----------     -------------------
       Net Cash Provided by Financing Activities                                          50,000
                                                   -----------    ----------     -------------------

NET INCREASE IN CASH                                        60           -                    60

CASH AT BEGINNING OF PERIOD,                                 -           -                     -
                                                   -----------    ----------     -------------------

CASH AT END OF PERIOD                              $        60    $      -         $          60
                                                   ===========    ==========     ===================
SUPPLEMENTAL CASH FLOWS INFORMATION

  Common stock issued in a stock exchange for
    consideration to be received                   $ 300,000                       $      300,000
                                                   ===========                    ==================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

Restatement

The initial amount paid by shareholders for their 10,000,000 shares of common stock and loss for the year ended September 30, 1999, have been increased by $49,000 representing the additional amount paid by shareholders for their stock which was expended for the purchase of a basketball team franchise in the American Basketball Association League. The league failed to materialize resulting in a worthless franchise.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. For presentation purposes, all shares used in the computation of loss per share are post-split.

                              MAKE YOUR MOVE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 2- INCOME TAXES

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

Since inception, the Company has continued to sustain operating losses. For income tax purposes operating losses constitute start-up costs, which may be amortized or permanently capitalized, however, approximately $82,000 of the $258,000 of operating loss to date is not deductible since that amounted resulted from non-deductible capital contributions for services and overhead. Therefore, as of September 30, 2001, the deferred tax benefit and asset of approximately $60,000 has not been recorded because it is offset by a valuation allowance of the same amount as management cannot determine, at the present time, that it is more likely than not that such tax benefit will be utilized in future periods. Any resulting amortization of start-up costs for tax purposes is available for a period of 15 years to offset future taxable income, once the Company's business commences for income tax purposes.

NOTE 3 - INVESTMENT BANKING AGREEMENT

On June 19, 2001, the Company entered into an investment banking agreement for a minimum period of 6 months, to assist the Company in raising up to $15,000,000 of convertible preferred stock and/or implementing a business combination. The
Company advanced a total of $17, 500 as of September 30, 2001, which was contributed by the principal shareholder to the Company. If the Company is successful in raising additional equity, total compensation, less the retainer, is applicable of 6 percent of total equity placements and warrants equal to one percent of the fully diluted shareholder interest of the Company, after the effect of the issuance of the all equity securities with a strike price equal to the implied sale price per share in the placement, with a term of 5 years, and piggy-back rights after the completion of an initial public offering. In the case of a business combination, a fee payable in cash of 3 percent of the total enterprise value will apply, less the retainer.

The investment banker is also entitled to receive reimbursement for up to $3,500 per month, excluding any legal fees and costs, without prior written permission of the Company.

NOTE 4- MANAGEMENT AGREEMENT

Effective June 30, 2001, the Company entered into an agreement with DCP to provide management services for DCP and become the exclusive agent for the sales of DCP products. The cost and payment for such management services shall commence at the time DCP is profitable and has adequate cash flow from the sales of its products for three consecutive months.

                              MAKE YOUR MOVE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 5 - GOING CONCERN

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

NOTE 6 - SUBSEQUENT EVENTS

Registration Statement

The Company anticipates the filing of a registration statement with the Securities and Exchange Commission on Form SB-2. The filing, when effective, should allow the Company to proceed with the necessary capital to further its game platform technology development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The private securities litigation reform act of 1995 provides a 'safe harbor' for forward-looking statements, certain information contained herein (as well as informed included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consummation of a transaction , anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move. These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.

RESULTS OF OPERATIONS

Effective June 30, 2001, the Company entered into an agreement with DCP to provide management services for DCP and become the exclusive agent for the sales of DCP products. The cost and payment for such management services shall commence at the time DCP is profitable and has adequate cash flow from the sales of its products for three consecutive months.

The company has been involved in repackaging/upgrading the product line that it obtained from DCP Ltd. The upgrades consist of new/redesigned packaging. New instruction manuals, and related advertising materials.

The company has also spent considerable time to develop computerized game technology. Computerized game technology involves video games and games that can be played with a remote partner over the Internet. The company has attempted to acquire the technology for these games through acquisitions and joint ventures. However, these attempts have been unsuccessful, and all of the agreements to acquire technology have been rescinded.

The Company is now interviewing engineering companies to develop its own computerized game technology. There have no sales of products to date.

LIQUIDITY AND CAPITAL RESOURCES

The principal shareholder/president/CEO of the company, Henry Rolling has provided the majority of costs and expenses contributed to the company. . Of the total capital contributed by both he and the former president during the year of $104,000, approximately $31,000 was for services rendered by them to the company, $66,000 for the redesign of packaging for the contemplated sales of DCP's games, $2,500 for investment banking services, $1,500 for audit services, and the balance of $3,000 for other general and administrative expenses including rent and transfer and filing fees.

The Company is dependant upon Mr. Rolling for continued financial support to continue in business.

On June 19, 2001, the company entered into an investment banking agreement with George Schneider for a minimum period of 6 months, to assist the company in raising up to $15,000,000 buy selling convertible preferred stock and/or implementing a business combination. The company advanced a total of $17,500 as of September 30, 2001, which was contributed by the principal shareholder to the company. If the company is successful in raising additional equity, total compensation less the retainer, is applicable of 6 percent of total equity placements and warrants equal to one percent of the fully diluted shareholder interest of the company, after the effect of the issuance of the all equity securities with a strike price equal to the implied sale price per share in the placement, with a term of 5 years, and piggy-back rights after the completion of an initial public offering. In the case of a business combination, a fee payable in cash of 3 percent of the total enterprise value will apply, less the retainer.

The investment banker is also entitled to receive reimbursement for up to $3,500 per month, excluding any legal fees and costs, without prior written permission of the company.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
The financial statements have given effect to a 10 for 1 forward stock split approved by the Board of Directors on June 30, 2001. All references to shares issued from inception are with respect to such split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION

The company, Make Your Move, Inc. entered into an Exclusive Supplier Agreement on August 17, 2001. This agreement provides that Viscus Coffee International, Inc., a Delaware corporation will operate technical centers/coffee shops inside Wal-Mart stores in United States. A typical center inside a Wal-Mart store will have various computers, computer software and related items from the Allpaq
Technologies Corporation, subsidiary of Make Your Move, Inc. and sell special coffee and related items from Viscus Coffee International, Inc.. The agreement is for a period of five years commencing October 1, 2001.

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

ITEM 6. EXHIBITS

(a) Exhibits. Management Agreement with DCP Limited.
              Investment Banking Agreement

(b) Reports on Form 8-K.

REPORTS OF FORM 8K

1.   On July 12, 2001 the company filed Form 8K12g-3 to report.

     A. That The Rolling Group, a Nevada Limited Liability Corporation purchased 800,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corp. for $50,000. This transaction gives the Rolling Group 80% of the outstanding stock of Pacific Sports Enterprises, Inc.

     B. To report the election to the board of directors of Dr. Luther Mack, Jr. Stuart L. Brown, Mimi Hui Ban and Henry L. Rolling to be members of the board of directors.

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

3. On August 27, 2001, the company filed a Form 8K to report

     A. To report the appointment of Bravermnan and Company, P.C. as the company's public accountant to replace John I. Moyer, CPA

     B. The company also reported that it entered into an agreement to supply Allpaq computers to Coffee International, Inc..

4. On October 5, 2001 the company filed a Form 8K/A Amended to file a copy of a letter from the former independent accountant.

5. On November 16, 2001 the company filed a Form 8K to report

     A. To report rescission of the contract with Allpaq Technologies, Inc. and the rescission of the appointment of Mimi Hui Ban as a director of the company.

     B. To report the rescission of the exclusive supplier agreement with Viscus Coffee International, Inc.

     C. To report a split of the outstanding shares of the company's common stock effective June 3, 2001. Each share presently outstanding shall be exchanged for ten shares.

     D. To report entering into an investment banking agreement to raise $15,000,000 in convertible preferred stock.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2001.

Make Your Move, Inc.

/s/ Henry Rolling
-----------------------
Henry Rolling
President and Director
November 19, 2001