Form 10-Q/A
period 2001-06-30
MAKE YOUR MOVE INC
filed 2002-01-16
CIK 1127572

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS...................................................3
         Condensed Balance Sheets as of June 30, 2001(unaudited)and September
         30, 2000..............................................................3
         Unaudited Condensed Statements of Operations for the Three Months
            Ended June 30, 2001 and 2000 and For  the Nine Months Ended
            June 30, 2001 and 2000 and cumulative from Inception on
            September 28, 1998 Through June 30, 2001 ..........................4
         Unaudited Condensed Statements of Cash Flows for the Nine Months Ended
            June 30, 2001 and 2000, and Cumulative from Inception on
            September 28, 1998 through June 30, 2001...........................5
         Statement of Changes in Stockholders Equity for the Period from
            Inception on September 28, 1998 through June 30, 2001 (unaudited)..6
            Notes to Financial Statements .....................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS..................................13

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS......................................................13

ITEM 2 CHANGES IN SECURITIES..................................................13

ITEM 5 OTHER INFORMATION......................................................13

INDEX TO EXHIBITS.............................................................13

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                                MAKE YOUR MOVE,
                                      INC.
                         ( a Development Stage Company)
                                CONDENSED BALANCE
                                     SHEETS
                                    RESTATED

                                                                     June 30,        September 30,
                                                                         2001           2000
                                                                    ----------       -------------
                                                                    (unaudited)
                                    ASSETS
                                   --------


CURRENT ASSETS- CASH                                                $      100        $         -
                                                                    ----------       -------------
                                                                    $      100        $         -
                                                                    ==========       =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES-accounts payable                                 $       -        $       970
                                                                    ----------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000 shares authorized, none issued

Common stock, par value $.001, 50,000,000
  shares authorized,1,210,000 issued and
  outstanding                                                            12,100             10,000
 Paid-in capital                                                        352,900             40,000
 Contributed capital                                                    103,854
Receivable from shareholder                                            (300,000)
 (Deficit) accumulated during the development stage                    (168,754)           (50,970)
                                                                    -----------       -------------
Total Stockholders' Equity (Deficit)                                        100               (970)
                                                                    -----------       -------------
                                                                     $      100       $          -
                                                                    ===========       =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                              (RESTATED,UNAUDITED)

                                                                                                 Cummulative
                                                                                                    from
                                                                                                  September 30,
                                                                                                    1998
                                              Three Months Ended       Nine Months Ended         (Inception)
                                                   June 30,                June 30,                  to
                                          -----------   ----------    -----------   ----------
                                            2001          2000           2001        2000          June 30, 2001
                                          -----------   ----------    -----------   ----------   ----------------


REVENUES                                  $        -    $        -    $         -   $        -    $           -
                                          -----------   ----------    -----------   ----------   ----------------

EXPENSES
   General and administrative
                                              114,524            -        117,784          485           168,754
                                          -----------   ----------    -----------   ----------   ----------------
   Total expenses                             114,524            -        117,784          485           168,754
                                          -----------   ----------    -----------   ----------   ----------------
NET (LOSS)                                 $ (114,524)  $        -     $ (117,784)   $    (485)    $    (168,754)
                                          ===========   ==========    ===========   ==========   ================
NET (LOSS) PER SHARE                       $    (0.01)      *          $    (0.01)      *
                                          ===========   ==========    ===========   ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
                                           10,700,000   10,000,000     10,233,333   10,000,000
                                          ===========   ==========    ===========   ==========
*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                              MAKE YOUR MOVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (RESTATED,UNAUDITED)


                                                                              Cummulative
                                                                                 from
                                                                              September 30,
                                                                                 1998
                                                   Nine Months Ended           (Inception)
                                                       June 30,                    to
                                                  ---------   ---------
                                                    2001        2000         June 30, 2001
                                                  ---------   ---------      -------------


CASH FLOWS FROM OPERATING ACTIVITIES

 Net ( loss)                                     (117,784)    $   (485)      $   (168,754)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
   Common stock issued for services                15,000                          15,000
   Contributed capital                            103,854                         103,854
 Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable           (970)         485                   -
                                                  ---------   ---------      -------------
   Net Cash (Used) by Operating Activities            100            -            (49,900)
                                                  ---------   ---------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                             50,000
                                                  ---------   ---------      -------------
     Net Cash (Used) by Financing Activities            -                           50,000
                                                  ---------   ---------      -------------
NET INCREASE IN CASH                                  100            -                 100

CASH AT BEGINNING OF PERIOD,                            -            -                   -
                                                  ---------   ---------      -------------
CASH AT END OF PERIOD                           $     100     $      -        $        100
                                                  =========   =========      =============
  Common stock issued in a stock exchange for
    consideration to be received                $ 300,000                     $    300,000
                                                  =========   =========      =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                              MAKE YOUR MOVE, INC.
                              (a Development Stage
                                    Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                EQUITY (DEFICIT)
                                   (RESTATED)



                                                                                                      (Deficit)
                                                                                                     Accumulated
                                        Common Stock                                   Receivable     During the
                                  ---------------------     Paid-in      Contributed      From        Development
                                    Shares       Amount     Capital        Capital     Shareholder      Stage          Total
                                  ---------------------    ---------    ------------- ------------   ------------   ----------
(audited)
Balances, at inception                   -    $      -     $      -     $          -   $         -     $       -            -
                                 ---------    ---------    ---------    -------------  -----------    -----------   ----------
  alances, September 30, 1998             -           -            -                -            -             -            -
   Issuance of stock @ $.005    10,000,000      10,000       40,000                                                   50,000
  Net (loss)                                                                                            (50,485)     (50,485)
                                 ---------    ---------    ---------    -------------  -----------    -----------   ----------
Balances, September 30, 1999    10,000,000      10,000       40,000                -             -      (50,485)        (485)
  Net (loss)                                                                                               (485)        (485)
                                 ---------    ---------    ---------    -------------  -----------    -----------   ----------
Balances, September 30, 2000    10,000,000      10,000       40,000                -                    (50,970)        (970)
(UNAUDITED)
  Net (loss) for the quarter                                                                                   -            -
                                 ---------    ---------    ---------    -------------  -----------    -----------   ----------
Balances, December 31, 2000     10,000,000      10,000       40,000                -                    (50,970)        (970)
  Contributed capital                                                          3,260                                   3,270
  Net (loss) for the quarter                                                                             (3,260)      (3,270)
                                 ---------    ---------     ---------    ------------- -----------    -----------   ---------
Balances, March 31, 2001        10,000,000      10,000       40,000            3,260                    (54,230)        (970)
 Shares issued @ $.15 per
 share:
   on June 30, 2001:
  For compensation                 100,000         100       14,900                                                   15,000
  To acquire subsidiary          2,000,000       2,000      298,000                      (300,000)
  (restated)
  Contributed capital
                                                                             100,594                                 100,594
  Net (loss) for the quarter                                                                           (114,524)    (114,524)
                                 ---------    ---------     ---------    ------------- -----------   -----------   ---------
Balances, June 30, 2001
(unaudited)                      12,100,00    $ 12,100     $352,900      $   103,854    $ (300,000) $  (168,754)  $      100
                                 =========    =========     =========    ============= ===========   ===========   ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and results of its operations and cash flows for the three and nine months ended June 30, 2001 and 2000 have been made. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended September 30, 2000.

NOTE 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Make Your Move, Inc. (the Company or MYM), formerly Pacific Sports Enterprises, Inc. was incorporated in Nevada on September 28, 1998. In April 2001, the principal shareholder of the Company sold the majority of its outstanding stock of the Company for $50,000, and an agreement for the acquired group to provide the Company with the management required by it to further the development of computerized game technology being sought after at that time. The agreement resulted in the Company replacing its existing president/Chairman of the Board with an individual who was the developer of a series of board, computerized, and online games, and related products over the last 11 years. His company, DCP, Ltd., (DCP) has agreed with MYM to pay for the incurred management services provided by MYM commencing with the date DCP achieves profitable operations and adequate cash flows for a period of three consecutive months.

The Company has been in the development stage since inception and has no earned revenues to date. In accordance with SFAS #7 it is a development stage company. Its fiscal year end is September 30.

Restatement of Financial Statements

As Originally Reported

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

                              MAKE YOUR MOVE, INC.
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Restatement and Rescission

The Company filed its original June 30, 2001 Form 10-QSB disclosing the purchase transaction as above. The transaction was entered into with the understanding that the acquiree had developed certain technology applicable to the furtherance of the Company's business interests. In November 2001, this transaction was rescinded, since the acquiree did not have the research and development or capability to provide such technology enhancements that the Company originally was led to believe existed. The accompanying financial statements have given effect to this transaction as a rescission, retroactive to the date entered into, June 30, 2001, thereby restating the financial statements as herein included. The effect of this transaction on stockholders' equity is to treat the shares issued as outstanding, despite the stop order to prevent any transfer of the shares to private parties. At such time as the shares issued to the acquiree have been recovered, cancelled and/or voided, the presentation included in stockholders' equity will stay. There was no effect on loss per share of the restatement for this transaction because no operations were ever included in the original filing.

Unrelated to the above matter was approximately $68,000 of costs and expenses incurred by the principal shareholder on behalf of the Company, which were not previously recorded as transactions of the Company. The restatement of the accompanying financial statements now includes such costs and expenses as well as cash in bank as contributed capital. The effect on loss per share was less than $.01.

Additional Issuance of Common Stock

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

                              MAKE YOUR MOVE, INC.
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Since inception, the Company has continued to sustain operating losses. For income tax purposes operating losses constitute start-up costs, which may be amortized or permanently capitalized, however, approximately $32,000 of operating costs to date are not deductible since they resulted from capital contributed for services and overhead. The balance of approximately $100,000 of accumulated losses to date have no recorded tax benefit since any actual benefit would be completely offset by a valuation allowance since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods. Any resulting amortization of start-up costs is available for a period of 15 years to offset future taxable income, once the Company's business commences.

                              MAKE YOUR MOVE, INC.
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

     NOTE 1 THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2  GOING CONCERN

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

NOTE 3 - RELATED PARTIES

Related party disclosures are contained in Notes 1 and 4 herein.

NOTE 4 - MANAGEMENT AGREEMENT

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

Make Your Move, Inc.

/s/ Henry Rolling
----------------------------
Henry Rolling
President and Director
November 19, 2001