Form 10QSB/A
period 2001-06-30
MAKE YOUR MOVE INC
filed 2002-01-29
CIK 1127572

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2001 and September 30, 2000   3

         Condensed Statements of Operations for the Three Months Ended         4
         June 30, 2001 and 2000 and For  the Nine Months Ended
         June 30, 2001 and 2000 and cumulative from Inception on September 28, 1998 Through June 30, 2001

         Condensed Statements of Cash Flows for the Nine Months Ended          5
         June 30, 2001 and 2000, and Cumulative from Inception on
         September 28, 1998 through June 30, 2001

         Statement of Changes in Stockholders Equity for the Period            6
         from Inception on September 28, 1998 through June 30, 2001

         Notes to Financial Statements                                      7-10

INDEX TO EXHIBITS                                                             11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  13

PART II - OTHER INFORMATION                                                   13

ITEM 1 LEGAL PROCEEDINGS                                                      13

ITEM 2 CHANGES IN SECURITIES                                                  13

ITEM 5 OTHER INFORMATION                                                      13



ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                    RESTATED


                                                      June 30,     September 30,
                                                        2001            2000
                                                    ------------    ------------
                                                    (unaudited)
                                     ASSETS
                                  -----------

CURRENT ASSETS- CASH                                $        100    $          -
                                                    ------------    ------------
                                                    $        100    $          -
                                                    ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable                $          -    $        970
                                                    ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000 shares authorized, none issued

Common stock, par value $.001, 50,000,000
  shares authorized,1,210,000 issued and
  outstanding                                             12,100          10,000
 Paid-in capital                                         352,900          40,000
 Contributed capital                                     103,854
Receivable from shareholder                             (300,000)
 (Deficit) accumulated during the development stage     (168,754)        (50,970)
                                                    ------------    ------------
Total Stockholders' Equity (Deficit)                         100            (970)
                                                    ------------    ------------
                                                    $        100    $          -
                                                    ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                              (RESTATED,UNAUDITED)

                                                                                          Cummulative
                                                                                              from
                                                                                          September 30,
                                                                                              1998
                                            Three Months Ended        Nine Months Ended    (Inception)
                                                  June 30,                 June 30,            to
                                            ----------  ----------  ----------  ----------
                                              2001        2000         2001         2000  June 30, 2001
                                            ----------  ----------  ----------  ----------  ----------
REVENUES                                    $        -  $        -  $        -  $        -  $        -
                                            ----------  ----------  ----------  ----------  ----------

EXPENSES
General and administrative                      48,841           -      52,101         485     103,071
Research and development                        65,683           -      65,683           -      65,683
                                            ----------  ----------  ----------  ----------  ----------
Total expenses                                 114,524           -     117,784         485     168,754
                                            ----------  ----------  ----------  ----------  ----------
NET (LOSS)                                  $ (114,524) $        -  $ (117,784) $     (485) $ (168,754)
                                            ==========  ==========  ==========  ==========  ==========
NET (LOSS) PER SHARE                        $    (0.01)      *      $    (0.01)     *
                                            ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 10,700,000  10,000,000  10,233,333  10,000,000
                                            ==========  ==========  ==========  ==========
* less than $.01 per share

                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (RESTATED,UNAUDITED)



                                                                               Cummulative
                                                                                   from
                                                                              September 30,
                                                                                   1998
                                                          Nine Months Ended    (Inception)
                                                               June 30,            to
                                                          2001        2000    June 30, 2001
                                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)                                             $ (117,784) $     (485) $ (168,754)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services                            15,000                  15,000
Contributed capital                                        103,854                 103,854
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                       (970)        485           -
                                                        ----------  ----------  ----------
Net Cash (Used) by Operating Activities                        100           -     (49,900)
                                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                                  50,000
                                                        ----------  ----------  ----------
Net Cash (Used) by Financing Activities                          -                  50,000
                                                        ----------  ----------  ----------
NET INCREASE IN CASH                                           100           -         100

CASH AT BEGINNING OF PERIOD,                                     -           -           -
                                                        ----------  ----------  ----------

CASH AT END OF PERIOD                                   $      100  $        -  $      100
                                                        ==========  ==========  ==========

Common stock issued in a stock exchange for
consideration to be received                            $ 300,000                $ 300,000
                                                        ==========  ==========  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       MAKE YOUR MOVE, INC. AND SUBSIDIARY
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (RESTATED)

                                                                                            (Deficit)
                                                                                           Accumulated
                                                                                Receivable During the
                                   Common Stock           Paid-in  Contributed    From     Development
                                 Shares       Amount      Capital     Capital  Shareholder    Stage       Total
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------
(audited)
Balances, at inception                   -  $        -  $        -  $        -  $        -  $        -  $        -
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balances, September 30, 1998
Issuance of stock @ $.005       10,000,000      10,000      40,000                                          50,000
Net (loss)                                                                                     (50,485)    (50,485)
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 1999    10,000,000      10,000      40,000           -           -     (50,485)       (485)
Net (loss)                                                                                        (485)       (485)
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balances, September 30, 2000    10,000,000      10,000      40,000           -                 (50,970)       (970)
(UNAUDITED)
  Net (loss) for the quarter                                                                         -           -
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balances, December 31, 2000     10,000,000      10,000      40,000           -                 (50,970)       (970)
 Contributed capital                                                     3,260                               3,260
  Net (loss) for the quarter                                            (3,260)                             (3,260)
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balances, March 31, 2001        10,000,000      10,000      40,000       3,260                 (54,230)       (970)
 Shares issued @ $.15 per
   share:on June 30, 2001:
   For compensation                100,000         100      14,900                                          15,000
   To acquire
     subsidiary (restated)       2,000,000       2,000     298,000                (300,000)                      -
 Contributed capital                                                   100,594                             100,594
 Net (loss) for the quarter                                                                   (114,524)   (114,524)
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balances, June 30,
2001(unaudited)                 12,100,000  $   12,100  $  352,900  $  103,854  $ (300,000) $ (168,754) $      100
                                ==========  ==========  ==========  ==========  ==========  ==========  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (a Development Stage Company)
                     NOTES TO RESTATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Make Your Move, Inc. (the Company or MYM), formerly Pacific Sports Enterprises, Inc. was incorporated in Nevada on September 28, 1998. In April 2001, the principal shareholder of the Company sold the majority of its outstanding stock of the Company for $50,000, to a limited liability company, The Rolling Group, LLC. (Group), which became the Company's parent. The managing member of the Group is an individual who became the president/CEO/Chairman of the Board of the Company. He was the developer of a series of board, computerized, and online games, and related products over the last 11 years. DCP, LLC. (DCP) was formed by him to implement the game technology, and has agreed to pay for management services provided by MYM on a prospective basis, commencing with the date DCP achieves profitable operations and positive cash flows for a period of three consecutive months.. The Company has been in the development stage since inception and has no earned revenues to date. In accordance with SFAS #7 it is a development stage company. Its fiscal year end is September 30.

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

Unrelated to the above matter was approximately $70,000 of costs and expenses incurred by the president of the Company for the redesign of the DCP products. The restatement of the accompanying financial statements now includes such costs and expenses as principally research and development expenses ($65,683). Previously, general and administrative expenses included approximately $30,000 of services contributed by management, based on their respective time and applicable hourly rates. The effect on loss per share of the restatement was less than $.01 per share..

Additional Issuance of Common Stock

On June 30, 2001, the Company issued 100,000 post-split shares of its $.001 par value common stock to DCP for the rights to integrate DCP's games and products into one or more of the products being developed, utilizing game platform, computerized, and online game technologies. MYM has no equity or controlling financial interest in DCP, has not guaranteed any obligations of DCP, and has no interest in any gain or loss on the disposition of DCP. This transaction was valued by the Board of Directors at $.15 per share or $15,000. This amount was expensed and included in the results of operations as of June 30, 2001.

Stock Split

The financial statements have given effect to a 10 for 1 forward stock split approved by the Board of Directors on June 30, 2001. All references to shares issued from inception are with respect to such split.


Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Restatement

The initial amount paid by shareholders for their 10,000,000 shares of common stock, and loss for the year ended September 30, 1999, have been increased by $49,000 representing the additional amount paid by shareholders for their stock which was expended for the purchase of a basketball team franchise in the American Basketball Association League. The league failed to materialize resulting in a worthless franchise.

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

NOTE 2 - GOING CONCERN

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

NOTE 4- MANAGEMENT AGREEMENT

Effective June 30, 2001, the Company entered into an agreement with DCP to provide management services for DCP and become its exclusive agent for the sales of DCP products. The cost and payment for such management services shall be determined and commence at the time DCP is profitable and has positive cash flow for three consecutive months.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Potential Litigation

In April 2001, the president/CEO/Chairman of the Board of the Company received a demand letter from a California company, making various accusations and claims of substantial damages against him for commissions on sales of DCP games that never materialized. On June 1, 2001, legal counsel for DCP and the Company requested substantiation of the allegations, but no response was ever forthcoming.

The Company didn't enter into a management agreement with DCP until June 30, 2001. The Company's management firmly believes the Company has no liability in this matter. Accordingly, no loss provision has been recorded in the accompanying financial statements for this contingency.


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

The Company has been involved in repackaging/upgrading its product line. The upgrades consist of new/redesigned packaging. New instruction manuals, and related advertising materials.

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

Braverman & Company, P.C. audits public companies. The prior independent accountant John I. Moyer has elected To not audit public companies. There is no dispute between the company and John I. Moyer.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2001.

Make Your Move, Inc.

/s/ Henry Rolling
Henry Rolling
President and Director
November 19, 2001