Form 10KSB/A
period 2001-09-30
MAKE YOUR MOVE INC
filed 2002-01-29
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-KSB/A AMENDED

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)


FOR THE FISCAL YEAR ENDED SEPT. 30, 2001          COMMISSION FILE NUMBER 0-31987



             NEVADA                                         33-0925319

  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  321 Broadway Blvd., Reno, Nevada                              89502
  ---------------------------------                          -----------
(Address of principal executive offices)                      (Zip Code)

      Issuer's Telephone Number:                             (775) 322-5567


         Securities registered under Section 12(b) of the Exchange Act:


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

Transitional Small Business Disclosure Format               YES ( )      NO (X )

                                TABLE OF CONTENTS

PART I

Item 1.DESCRIPTION OF BUSINESS                                                 2

Item 2.DESCRIPTION OF PROPERTY                                                 5

Item 3. LEGAL PROCEEDINGS                                                      5

Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER                        5

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                5

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS 5 OF OPERATIONS

Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             7

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING              8
        AND FINANCIAL DISCLOSURE

PART II

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS            8
       OF THE REGISTRANT; COMPLIANCE WITH SECTION 10(A)
       OF THE EXCHANGE AC

Item 10 EXECUTIVE COMPENSATION                                                 9

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         9

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         9

Item 13 EXHIBITS LITS AND REPORTS ON FORM 8-K                                 10

SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12

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

On June 30, 2001, The Rolling Group, a Nevada Limited Liability Corporation purchased 7,000,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corporation for $50,000. This transaction gave The Rolling Group, which became the Company's parent, 70% of the outstanding stock of Pacific Sports Enterprises, Inc. At this time Mr. Henry Rolling was elected President and took over the management of the company. There were no significant operating activities of the company prior to the acquisition of the company by The Rolling Group, LLC.

Between April and June of 2001, Make Your Move, Inc.(MYM) acquired DCP Limited, a Limited Liability Company that manufactured board games and other game products. DCP is a game company that Henry Rolling, the president of MYM founded in 1996 and at present personally owns. Through this acquisition, DCP was to become the new MYM (formerly Pacific Sports Enterprises, Inc.). However, management decided to rescind the original transaction and enter into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. In addition, MYM issued 100,000 post-split shares of it's $.001common stock to the members of DCP for the future opportunity to integrate DCP games and products into the technology owned by MYM. DCP agreed that when it became profitable and had positive cash flow, that it would pay reasonable value for the services provided by MYM. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP.

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

On November 10, 2001, the board of directors of Make Your Move, Inc. and Allpaq Technologies Corporation entered into a mutual rescission agreement and released all claims against each other. This rescission agreement voids the agreement and the 200,000 shares of stock as if it never existed.

OVERVIEW

Make Your Move, Inc. ("MYM" or "the Company") is a reporting engaged in the design, development and commercialization of technologies for a wide range of applications within the game industry. The Company focuses on the advancement and enhancement of game play. The Company has taken steps to add technology if it can be applied to the Company's overall goal.

The Company commenced its involvement in the game industry through Mr. Henry Rolling. In 2001, during the 3rd quarter of the Company's fiscal year, the Company changed its name to Make Your Move, Inc., and entered into a management agreement with DCP Ltd, a company that manufactures and distributes traditional board games, computer games, video games and online games. The agreement included exclusive worldwide sales, marketing, distribution and manufacturing rights of DCP Ltd's proprietary products and gave the Company a turn key operation that encompassed traditional board games, video games, computer games and online games.

In 2001, during the 4th quarter of the Company's fiscal year, the Company began researching the possibility of developing a computerized game system for board game play. The Company reasons that the board game industry's slow advancements and adoption of content and technology has created a substantial market opportunity that may be successfully exploited by combining some existing hardware and software technologies into a new game system. With such a game system the Company sees an opportunity to develop and create new segments within the board game and computer game industry.

PRESENT PRODUCT LINE OBTAINED THROUGH AGREEMENT WITH DCP LIMITED

          o   Cube Checkers.
          o   Cube Checkers - computer version, online game version.
          o   Doubles Chess board game.
          o   Doubles Chess - computer version, online games version.
          o   Doubles Checkers board game.
          o   Doubles Checkers - computer version, online game version.
          o   Doubles Backgammon board game.
          o   Doubles Backgammon - computer version, online game version.
          o   Game pieces - Doubles Chess, Doubles Checkers, Doubles Backgammon.
          o   Double Classic Series book on opening moves.
          o   DCP games apparel.
          o   DCP online game server.

THE DOUBLES CLASSIC SERIES(tm)

The Doubles Classic Series(tm) -- Doubles Chess(tm), Doubles Checkers(tm), and Doubles Backgammon(tm) are games that can be played by two, three, or four players, and are played with partners. These games are played exactly like the classic originals - no rule changes or additional rules. The only difference is the board they are played upon. Each board was designed by merging two classic original boards into one - opening up the playing field to two or more players, and increasing the sociability and excitement of the classic games.

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

On May 1, 2001, the Issuer, originally incorporated with the name Pacific Sports Enterprises, Inc. amended its Articles of Incorporation to change its name to Make Your Move, Inc. and increased its authorized common stock from 10,000,000 shares to 50,000,000 shares of $.001 par value. The amendment to the Articles of Incorporation also authorizes the Issuer to issue an additional class of Preferred stock with a par value of $.001. Said Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restriction thereof as shall be determined by resolution adopted by the Board of Directors at the time such stock is issued without further approval of the shareholders.

On June 30, 2001, The Rolling Group, a Nevada Limited Liability Corporation purchased 7,000,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corporation for $50,000. This transaction gave The Rolling Group, which became the Company's parent, 70% of the outstanding stock of Pacific Sports Enterprises, Inc. At this time Mr. Henry Rolling was elected President and took over the management of the company. There were no significant operating activities of the company prior to the acquisition of the company by The Rolling Group, LLC.

On June 30, 2001, Make Your Move, Inc.(MYM) acquired DCP Limited, a Limited Liability Company that manufactured board games and other game products. DCP is a game company that Henry Rolling, the president of MYM founded in 1996 and at present personally owns. Through this acquisition, DCP was to become the new MYM (formerly Pacific Sports Enterprises, Inc.). However, management decided to rescind the original transaction and enter into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. In addition, MYM issued 100,000 post-split shares of it's $.001common stock to the members of DCP for the future opportunity to integrate DCP games and products into the technology owned by MYM. DCP agreed that when it became profitable and had positive cash flow, that it would pay reasonable value for the services provided by MYM. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP.

In 2001, the Company generated operating expenses designing the packaging for its new products. The design work included new graphics and copy for instruction manuals, and new copy and graphics related to advertising material. The Company also generated operating expenses beginning the development of a proprietary online game environment and advancing computerized game technology. The Company's computerized game technology involves video and pocket PC games, computer games and games that can be played with a remote partner over the Internet.

In 2001, the Company attempted to acquire hardware technology for the Company's games through acquisitions and joint ventures. After a considerable due diligence process of an acquisition candidate in the United States, Allpaq Technologies, Inc. (Allpaq), the Company's management flew to Korea to further the due diligence gathering process. After examining Allpaq's facilities and technology, it was determined by the Company's management that Allpaq did not possess the technological know how that would be necessary for the Company to further the Company's business objectives. The Company's attempt to acquire hardware technology through an acquisition has been unsuccessful, and all of the agreements to acquire technology have been rescinded.

The Company has concluded that a new proprietary state of the art computerized game system can be developed for board game play. The Company's goal is to animate board games and create new segments within the board game industry.

During the next twelve months, the Company plans to retain an engineering firm to begin the design and development of the new game systems. During that time, the Company will continue to generate operating expenses researching and developing its technology.

During the next twelve months, the Company will continue to generate additional operating expenses creating promotion material in order to market and advertise the Company's new game systems.

The principal stockholder of the Company has agreed to continue to contribute capital to the Company as needed for the next twelve months, in order for the Company to begin the development of an online game portal and to hire support personnel to meet the Company's business goals and objectives. The Company does not anticipate the need to raise additional funds.

The Company does not own any plants or equipment and during the next twelve months the Company has no plans to purchase any plants or equipment.

During the next twelve months the principal stockholder has agreed to continue to provide his management services to the Company in order for the Company to further its business goals and objectives.

Mr. Henry Rolling/President/CEO and principal stockholder of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

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

Item 7. FINANCIAL STATEMENTS

The full text of the company's audited consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 are attached to this filing as
Exhibit 10.

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


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the company were as of September 30, 2001:

     Henry Rolling             President, Director                      7/1/2001
     Kristin Rolling           Secretary, Director                      7/1/2001
     Dr. Luther Mack, Jr.      Director                                 7/1/2001
     Stuart L. Brown           Director                                 7/1/2001
     John Vallagi              President, Director             Resigned 7/1/2001
     Karen Fowler              Secretary, Treasurer, Director  Resigned 7/1/2001

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

Name                         Title                      Common Shares         % Class
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

The board of directors of the Company has concluded that it is in the best interest of the Company to have a management agreement with DCP Ltd., whereby DCP Ltd. will provide the Company access to DCP Ltd patented, copyrighted and trademarked protected content. The Company will sell the products based on DCP Ltd's content to the public.

The principal shareholder/President/CEO (Mr. Henry Rolling) of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.


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

Dated: November 19, 2001
                                            Make Your Move, Inc.
                                            Registrant

                                            By /s/Henry L. Rolling
                                            Henry L. Rolling
                                            President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

By /s/Henry L. Rolling
------------------------------------
Henry L. Rolling
Chief Executive Officer
Chairman of the Board and Director
November 19, 2001

By /s/ Kristin Rolling
------------------------------------
Kristin Rolling
Chief Financial Officer
Secretary
November 19, 2001

By /s/Luther Mack, Jr.
------------------------------------
Luther Mack, Jr.
Director
November 19, 2001

By /s/ Stuart L. Brown
------------------------------------
Stuart L. Brown
Director
November 19, 2001

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT NUMBER                   DESCRIPTIONS                           NUMBERED

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