Form 10KSB/A
period 2001-09-30
MAKE YOUR MOVE INC
filed 2002-03-11
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-KSB/A AMENDED

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)


FOR THE FISCAL YEAR ENDED SEPT. 30, 2001          COMMISSION FILE NUMBER 0-31987


                              MAKE YOUR MOVE, INC.
                     (Small Business Issuer in its Charter)


             NEVADA                                          33-0925319
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

           321 Broadway Blvd., Reno, Nevada                    89502
       ---------------------------------------               ----------
       (Address of principal executive offices)              (Zip Code)

            Issuer's Telephone Number:                     (775) 322-5567
       ---------------------------------------             --------------

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

Transitional Small Business Disclosure Format               YES ( )      NO (X )

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.DESCRIPTION OF BUSINESS.................................................2

Item 2.DESCRIPTION OF PROPERTY................................................13

Item 3. LEGAL PROCEEDINGS.....................................................13

Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER.......................13

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............13

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND........14
       RESULTS OF OPERATIONS

Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................20

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND.........20
       FINANCIAL DISCLOSURE

PART II

Item 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS.....21
        OF THE REGISTRANT; COMPLIANCE WITH SECTION 10(A) OF THE EXCHANGE ACT

Item 10 EXECUTIVE COMPENSATION................................................23

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........25

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................25

Item 13 EXHIBITS LIST AND REPORTS ON FORM 8-K.................................32

SIGNATURES....................................................................33

EXHIBIT INDEX.................................................................34

PART I

Item 1.  DESCRIPTION OF BUSINESS/HISTORY

The private securities litigation reform act of 1995 provides a 'safe harbor' for forward-looking statements, certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consummation of a transaction, anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move, Inc. These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.

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

On June 30, 2001, the Issuer, originally incorporated with the name Pacific Sports Enterprises, Inc. amended its Articles of Incorporation to change its name to Make Your Move, Inc. and increase its authorized common stock from 10,000,000 shares to 50,000,000 shares of $.001 par value. The amendment to the Articles of Incorporation also authorizes the Issuer to issue an additional class of Preferred stock with a par value of $.001. Said Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restriction thereof as shall be determined by resolution adopted by the Board of Directors at the time such stock is issued without further approval of the shareholders.

On June 30, 2001, The Rolling Group, LLC, a Nevada Limited Liability Company, owned by Mr. Henry Rolling, purchased 7,000,000 shares of Pacific Sports
Enterprises, Inc. from ASI Acquisition Corporation for $50,000. Mr. Henry Rolling (Mr. Rolling) is the sole owner, manager, member and investor of The Rolling Group (the Group) and owns 100% of the Group and controls the company. There are no other members or managers in the Group. Mr. Rolling formed the Group for the purpose of making private investments. The Group has made no other investments in any companies and has no percentage ownership in any other companies. The Group has no present plans to acquire shares in other companies and at present has no business activities.

This transaction gave The Rolling Group, LLC, which became Make Your Move, Inc. 's (the Company) parent, 70% of the outstanding stock of the Company. At this time Mr. Henry Rolling was elected President and took over the management of the Company. There were no significant operating activities of the Company prior to the acquisition of the Company by The Rolling Group, LLC.

DCP LIMITED

On June 30, 2001, Make Your Move, Inc.'s (MYM) board of directors voted to issue 100,000 post split shares of MYM common stock to acquire 100% of DCP Limited

(DCP), a Limited Liability Company that manufactured board games and other game products. On June 30, 2001 DCP's board of directors voted and agreed to be acquired by MYM. DCP has four board games that are the company's only products that have patent, copyright and trademark protections. The four board game titles are: Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon, which are DCP's versions of the classic games of chess, checkers and backgammon. DCP has developed and produced other products, but their four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon (the Products) are the only products that the company has sold commercially.

On June 30, 2001 DCP Limited (DCP) was acquired by Make Your Move, Inc. (MYM) (formerly Pacific Sports Enterprises, Inc.). DCP had no significant business activities since 1999 and had no significant sales of is four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. DCP is a game company that Mr. Henry Rolling (Mr. Rolling), the president of MYM, founded in 1996. Mr. Rolling has not provided any management services for DCP since the end of 1999 and is currently devoting substantially all of his time toward developing the business of Make Your Move, Inc. There are no formal or informal compensation arrangements between Mr. Henry Rolling and DCP.

On November 1, 2001, Make Your Move, Inc.'s (MYM) board of directors and DCP Limited's (DCP) board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP agreed that it was in DCP's best interest to remain a separate entity. DCP wanted to retain 100% ownership in its patents, copyrights and trademarks. MYM and DCP executed the rescission agreement on November 1, 2001. All ownership interest was returned to DCP. Mr. Rolling currently holds a 55%. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. During the period that DCP was wholly owned by MYM, DCP had no business activities and incurred no expenses. At present DCP is not producing or selling products.

On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" four of DCP games and related products into game technology owned by MYM. The future opportunity begins when MYM has developed its game technology and is ready to combine the products. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP.

Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the yearend September 30, 2001.

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the Parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception. The Parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP. The Parties agreed that MYM will bear all cost associated with the production of the products and that it will pay DCP on a sliding scale of collected gross sales less discounts, returns and allowances paid on a quarterly basis and MYM will retain the balance of collected gross sales. The Parties have agreed that MYM would pay DCP 10% for the first $1,000,000 of collected gross sales less discounts, returns and allowances during the 5 year period, 9% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 8% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 7% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 6% for the next $1,000,000 of collected gross sales less discounts, returns and allowances and 5% for the next $1,000,000 of collected gross sales less discounts, returns and allowances. The Parties have agreed that the sliding scale will bottom out at 5% of collected gross sales less discounts, returns and allowances.

The Parties agreed that the agreement could be cancelled by either Party at any time. Upon cancellation, both Parties agreed that MYM (the Company) would own 100% of the rights to all the product or services that the Company produced or developed related to DCP's games and that all management payments between the Parties would immediately stop. The Parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. Upon the decision of DCP to sell any, all or part of its' intellectual properties, the Parties agreed that MYM could exercise a right of first refusal with a one year expiration.

The Parties agreed during the term of the agreement and any extensions, MYM would allow DCP to audit the accounting records of MYM to establish correctness of gross sales. Expense to be borne by DCP unless there is a significant under reporting of gross sales or over reporting of gross sales or over reporting of discounts, returns and allowances in which case MYM would pay for any audit and proceedings necessary to enable recovery of any unpaid amounts to DCP.

As part the management agreement the Parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The Parties agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.

DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into game technology owned by MYM. In the amended management agreement, the Parties defined the "future opportunity to combine" to mean that when MYM had completed the development of its game system and online game site, that MYM could incorporate four of DCP's games into MYM's game system and incorporate the same four DCP's games into MYM's online game site. The Parties agreed that MYM would own and hold 100% of the rights to all of the products or services that it developed by combining DCP's games and products into its game technology.

ALLPAQ TECHNOLOGIES CORPORATION

On June 30, 2001, Make Your Move, Inc.'s (MYM) board of directors voted to issue 1,000,000 post split shares of MYM common stock to acquire 100% of the outstanding shares of Allpaq Technologies Corporation, a company that manufactured and sold computers and flat panel displays. On June 30, 2001

Allpaq's board of directors voted and agreed to be acquired by MYM for 1,000,000 post split shares of MYM common stock. MYM's board of directors voted that in the event that MYM was successful in raising twelve million dollars ($12,000,000.00) or more in a public offering within two years from July 1, 2001, Allpaq would receive one million two hundred thousand dollars
($1,200,000.00) as additional compensation. MYM's board of directors and Allpaq's board of directors voted to amend the acquisition agreement and give Allpaq an additional 1,000,000 post split shares of MYM common stock, or a total of 2,000,000 post split shares of MYM common stock.

Prior to MYM's acquisition of Allpaq, Allpaq had no business activities. It had equipment and made claims to some intellectual properties.

On November 1, 2001 Make Your Move, Inc.'s (MYM) board of directors and Allpaq Technologies Corporation's board of directors voted to mutually rescind the acquisition of Allpaq. After further due diligence by MYM's management in regard to Allpaq's business activities, MYM's management determined that Allpaq did not possess the technological know how that MYM needed to develop the technology for its game systems. The Parties executed the mutual rescission agreement on November 1, 2001 and MYM's board of directors and Allpaq's board or directors voted to make the rescission effective from inception.

Upon the execution of the "Mutual Rescission Agreement" between MYM and Allpaq, the 2,000,000 post split shares issued to Allpaq were considered canceled and all shares and certificates were to be immediately surrendered and returned to MYM. MYM returned all 100,000 shares of Allpaq stock to the company on November 27, 2001.

According to the President and CEO of Allpaq Technologies Corporation, the physical certificates issued to Allpaq were missing. MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent. The certificates and issued shares were then subsequently canceled. The retrieval and cancellation of the shares issued for the Allpaq acquisition will be recorded in the applicable period.

During the period that Allpaq was wholly owned by MYM, Allpaq had no business activities and incurred no expenses. At no time before the period that Allpaq was wholly owned by MYM, did MYM participate in any business activities with Allpaq nor did MYM own any of Allpaq shares or any percentage of Allpaq's company.

BUSINESS DESCRIPTION

Make Your Move, Inc. ("MYM" or the "Company") designs, develops and markets a wide range of games. MYM's goal has been to apply proven technologies to games to advance and enhance the quality and experience of game play. At present, the Company is directly dependent upon DCP' Limited's (DCP) patents, copyrights and trademarks of Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. These are games that MYM has exclusives rights to sell as a part of management agreement with DCP. At present, MYM does not own any patents, copyrights or trademarks however the Company is in the process of developing patents for its new game system and anticipates filing patents on the new game system during the fourth quarter of the Company's fiscal year. Present, future and contemplated intellectual properties (IP) are very important to MYM's business. Management believes that the Company's ability or inability to protect its intellectual properties will have a direct and possible adverse impact on the Company's business. If the Company is unable to protect its IP rights then the Company will lose market share to the competitor who has made the infringement. Management will take all steps necessary to protect the Company's IP rights, however, Management states that there is no guarantee that it will be successful at accomplishing that goal.

MYM's current product line spans traditional board games, computer games, video games and online games. The Company has completed the development of the new artwork, rules, order forms and business reply cards for the four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. The Company plans to create samples of the board games in the second quarter of the Company's fiscal year and begin to solicit orders from retailers and expects to begin realizing revenues from the sale of these four board games in the third quarter of the Company's fiscal year. The Company plans to expand its current product line to include a new series of flat panel game systems under research and development by the Company. With the development of the new game systems, the Company believes its games will appeal to age groups from 6 years to adult and will range in wholesale price from $7 for a most simple board game to $1,200 for a new game system. Like its games, the Company's operations span a wide and diverse range and include in order of what management believes will be the revenue contribution:

1.   Game Systems

2. Online Game Memberships MYM has an Internet game portal for online game play (www.mymgames.com). The Company will charge a subscription fee for members to join and be eligible to participate in the Company's online game money tournaments.

The following are the four games that MYM has exclusive rights to as part of its management agreement with DCP. These four games have been commercially sold and below is a description of the games and their sales history:

3.   Cube Checkers
     Players:  2

     The traditional checkers game piece has been exchanged for a cube with one through six labeled on the sides. Players are allowed two moves on each turn--the first move consists of the regular checkers move and the second allows the player to roll a cube over to the next highest number. Players can protect their cube from a jump by simply rolling over to a higher number than the attacking cube. When a cube reaches the maximum number six by performing the roll-over or is moved to the end row of the opponent, it becomes a king.

     Sales History of Cube Checkers

     Year   Units Sold.Amount...        %of Sales         Avg Price         Avg Cost        Gross Mar.
     1994   N/A        ----------       ----------        ----------        ----------      ----------
     1995   N/A        ----------       ----------        ----------        ----------      ----------
     1996   N/A        ----------       ----------        ----------        ----------      ----------
     1997   2327       $26,258..        45.3%             $11.28            $7.84            30.5%
     1998   16,105     $168,706.        82.7%             $10.48            $5.50            40.7%
     1999   28,229     $303,216.        96.5%             $10.75            $4.65            56.7%
     2000   2,111      $24,257..        93.4%             $11.50            $4.69            59.2%
     -------------------------------------------------------------------------------------------------
     Total  48,772     $522,437.        79.48%            $11.0025          $5.69            46.6%

4.   Doubles Chess
     Players: 2, 3 or 4

     Description: A chess game for partners Partners sit opposite each other with opponents at their sides. Teams plan and coordinate their attacks to checkmate both of the other teams kings. This board game is played exactly like its classic cousin - no rule changes or additional rules. The board was designed by merging two classic original boards into one board opening up the playing field to two or more players and increasing the sociability and excitement of the classic game.

     Sales History of Doubles Chess

     Year   Units Sold.Amount...        %of Sales         Avg Price         Avg Cost         Gross Mar.
     1994   6331       $206,688.        100%              $32.64            $14.00           43.35%
     1995   9667       $202,883.        100%              $20.98            $14.00           43.35%
     1996   866        $14,601          86.8%             $16.86            $14.00           17.5%
     1997   1,127      $18,240          31.5%             $16.18            $14.00           13.5%
     1998   791        $11,909          5.8%              $15.06            $14.00           7%
     1999   715        $12,167          1.9%              $17.02            $14.00           17.7%
     2000   98         $1,798           2.6%              $18.34            $14.00           23.7%
     ---------------------------------------------------------------------------------------------------
     Total  19,595     $468,466.        ----------        $19.58            $14.00           23.7%

5.   Doubles Checkers
     Players: 2, 3 or 4

     Description: A checkers game for partners

     Partners sit opposite each other with opponents at their sides. Teams move, block and jump until all of their opponents pieces are capture or blocked from moving. This board game is played exactly like its classic cousin - no rule changes or additional rules. The board was designed by merging two classic original boards into one - opening up the playing field to two or more players and increasing the sociability and excitement of the classic game.

     Sales History of Doubles Checkers

     Year   Units Sold.Amount           %of Sales         Avg Price         Avg Cost         Gross Mar.
     1994   ----------.----------       ----------        ----------        ----------       ----------
     1995   ---------- ----------       ----------        ----------        ----------       ----------
     1996   22         $415             2.5%              $18.89            $10.00           47.1%
     1997   369        $5,016           8.7%              $13.59            $10.00           26.4%
     1998   544        $6909            3.4%              $12.70            $10.00           21.3%
     1999   576        $8,299           1.3%              $14.41            $10.00           30.6%
     2000   133        $1,958...        2.5%              $14.81            $10.00           32.5%
     ---------------------------------------------------------------------------------------------------
     Total  1626       $22,589          3.7%              $14.88            $10.00           31.6%

6.   Doubles Backgammon
     Players: 2, 3 or 4

     Description: A backgammon game for partners

     Partners sit opposite each other with opponents at their sides. Teams race around the board until their last runner is bared off and safely into the team's home base. This board game is played exactly like its classic cousin
     - no rule changes or additional rules. The board was designed by merging two classic original boards into one - opening up the playing field to two or more players and increasing the sociability and excitement of the classic game.

     Sales History of Doubles Backgammon

     Year   Units Sold.Amount           %of Sales         Avg Price         Avg Cost         Gross Mar.

     1994   ---------- ----------       ----------        ----------       ----------        ----------
     1995   ---------- ----------       ----------        ----------        ----------       ----------
     1996   7          $149.65          .9%               $21.38            $12.00           43.9%
     1997   342        $4,493           7.9%              $13.43            $12.00           10.6%
     1998   535        $6,533           3.2%              $12.21            $12.00           1.7%
     1999   32         $269             ----------        ----------        ----------       ----------
     2000   26         $419             .6%               $16.10            $12.00           25.5%
     --------------------------------------------------------------------------------------------------
     Total  942        $11,863.65       2.5%              $12.624           $12.00           16.3%

Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon have the following intellectual property protections:

Cube Checkers:      Patent:     Issued for dice on a checkers board
                    Copyrights: Issued for game rules
                    Trademarks: Issued for Cube Checkers Logo

Doubles Chess:      Copyrights: Issued for board design & game rules
                    Trademarks: Issued for Doubles Chess Logo

Doubles Checkers:   Copyrights: Issued for game rules
                    Trademarks: Issued for Doubles Checkers Logo

Doubles Backgammon: Copyrights: Issued for game rules
                    Trademarks: Issued for Doubles Backgammon Logo

The intellectual property (IP) protection on the above games do not prevent other companies from developing their own versions of the classic games of chess, checkers and backgammon. The IP's are intended to prevent other companies from infringing upon DCP's versions of the classic games of chess checkers and backgammon.

7. Computer Games - Computerized versions of the Company's board games and licensed board game titles.

8. Other Board Games - The Company will license, acquire or develop other board game content to increase market share.

9. Licensed Video Games - The Company will license video game titles to distribute and deploy on the Company's Generator game systems.

Company management believes that, in order to be successful and distinguish itself in the fragmented and highly competitive game industry, it must provide its customers distinctive, high quality products and services at a reasonable price and produce a unique, enjoyable and challenging game experience. The
Company's traditional games and the new game systems under research and development are designed to match this belief. The Company is developing its own new game system designs, hardware and software; bridging the familiarity, look and feel of traditional game boards with the latest proven technologies, to develop its own distinctive brand. The Company believes the new game systems under development will be easy to use and highly configurable. The Company believes this wide range of features will enable the new game systems to meet the many changing needs and preferences of its users and the changing demands of the game industry.

DISTRIBUTION METHODS FOR PRODUCTS AND SERVICES

As a designer and developer of what it believes to be distinctive, high quality, branded games and game systems, MYM plans to penetrate the markets comprising independent toy retailers, toy chain stores and department stores, smaller department stores, discount stores, online retailers and catalog houses, specifically in that order. MYM plans to address these markets by offering unique and superior games and game systems with unprecedented game experiences and marketing support. MYM plans to establish a national sales representative program to assist the Company in penetrating these markets.

MYM expects to distinguish itself in the market by highlighting the distinct features and functionality of its games and game systems capable of delivering a wide range of traditional proven and new games. The marketing of a previously unavailable ultimate game experience should clearly separate MYM's games and game systems from the competition.

MYM plans to market the traditional games to the mass market. In order to reach that broad market, the Company will focus on the following channels of distribution: Discount Retailers, Toy Chains, Food and Drug Chains, Specialty Game Stores, Hobby Stores, Educational Stores, Online Retailers and Game Catalogs.

MYM plans to initially market the game system to high end users who possess more discretionary income. In order to reach that market segment, the Company will target the following areas for distribution of the new game system and game software: Upscale Catalogs, Department Stores, Specialty Stores, Exclusive Toy Stores, and Electronics Stores. MYM expects to develop a promotional kit for marketing to the individual game user and retail store, which Management believes will prove successful. The promotional kit includes:

o    Press Releases
o    Picture Packet
o    Radio Script
o    Talking Points
o    Ad Slicks

     Future marketing efforts will be supported by:

o    MYM E-mail Game User Newsletter
o    MYM Web Page
o    Zip-code locator
o    Product information

     Promotional efforts will include:

o    Game tournaments
o    Full time Public Relations support

Individual Game Users: The Company will position the games for individual game users in locations where they can easily access and purchase the products and services. In addition to the MYM website where online game memberships and products will be sold, the games will be positioned in traditional retail stores on television via home shopping channels and in mail order catalogs. The game system hardware and software will initially be offered through high-end specialty retailers and catalogs. Individual Retail Stores: The target individual retailers are, in order of preference: independent toy retailers, toy chain stores and department stores, smaller department stores, discount stores, online retailers and catalog houses.

As a first priority, MYM will target independent toy retailers; because management believes they have the greatest need for the Company's products and services, which include distinct, exclusive merchandise and professional marketing tools.

Once MYM targets larger chains and department stores, it will create a different value and sales proposition to avoid brand confusion and so that the games available in larger stores are not necessarily in conflict or competition with smaller independents. MYM may also distribute game system content that is unique for that chain or department store.

NEW PRODUCTS

The Company is currently researching the development of new game systems and anticipates market testing its entire game line in 2002 during the third and fourth quarter of the Company's fiscal year and anticipates an official launch of its products in 2002, during the fourth quarter of the calendar year. In order for the Company to complete its research and development and do a full product launch the Company will have to raise $2 million. Upon the successful raise of $2 million the Company anticipates an official launch of its products in 2002, during the fourth quarter of the calendar year.

GAME COMPETITION AND INDUSTRY PARTICIPANTS

Some of the Company's competitors are bigger, better financed and have well established distribution channels for their products and services. Many small companies and hundreds of new game products are introduced to the market every year, and many have difficulty penetrating the market.

The top five board game manufacturers are Milton Bradley, Parker Brothers, Patch Products, Mattel, and Pressman Toys. Hasbro Corporation owns the top two game companies Milton Bradley and Parker Brothers. In addition to these competitors, University Games is a game manufacturer whose game titles reflect popular books and television shows. There are also a number of smaller companies with a limited number of titles.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

The company, formerly known as Pacific Sports Enterprises, was incorporated under the laws of the State of Nevada on September 28, 1998 and was organized to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league so the member teams ceased all operating activities in 1999, and at that time, the company ceased all activities until October 20, 2000. During that time span, the company did not have any expenses associated with research and development and was considered dormant until October 20, 2000. At this time, the company was audited and filed a Form 10 SB on November 17, 2000 with the SEC to become a full reporting company. It was approved automatically sixty days later on January 16, 2001. At this time, the company began looking for an acquisition or merger candidate. For the first and second quarters of 2001, the company was still inactive and did not have any cost associated with research and development. In 2001 during the third quarter of the company's fiscal year, the Rolling Group acquired 700,000 shares on June 30, 2001, which gave the Rolling Group a controlling interest in the company.

In the fourth quarter of the Company's 2001 fiscal year, MYM (the Company) incurred cost associated with research and development. The Company is presently researching the development of a new game system. In addition, the Company is developing an online game site, which will be deployed in the second quarter of the Company's 2002 fiscal year and can be accessed through the domain address, www.mymgames.com, which is owned by the Company. The domain will not be active until the third quarter of the Company's 2002 fiscal year. The Company has spent $75,293 researching and developing its corporate identity and redesigning and developing new artwork for the game packaging of the four board games that the Company will produce based on the patents, copyrights and trademarks DCP owns. The four DCP game titles that the Company will initially produce board games for are: Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon which are DCP's versions of the classic games of chess, checkers and backgammon. MYM plans to research and develop other products based on the above intellectual properties. The Company is taking steps to develop its own intellectual properties.

The following is a break down of the development cost that the Company incurred for the research and development of MYM's corporate identity and the cost incurred for the redesign and development if of the board game packaging for the Company's four board games from DCP. The research and development cost breakdown is as follows:



         MYM Corporate Logo, Copy and Packaging:........ $33,484.59
         MYM Redesigned Package for Cube Checkers:        $9,177.57
         MYM Redesigned Package for Doubles Chess:         $9105.82
         MYM Redesigned Package for Doubles Checkers:      $7838.94
         MYM Redesigned Package for Doubles Backgammon:    $5708.82
         Size Adjustment of Boxes and Boards:             $9,977.26
         ----------------------------------------------------------
         Total Research and Development Cost:             $75,293


There have been no sales to date and thus no research and development cost have been passed on to customers.


EMPLOYEES

The Company currently has one fulltime employee, Mr. Henry Rolling and one part time employee, Mrs. Kristin Rolling. Mr. Rolling currently serves as the Company's President and Mrs. Rolling currently serves part time as the Company's secretary and controller.

Item 2.  DESCRIPTION OF PROPERTY

The company occupies office space located at 321 Broadway Blvd., Reno Nevada 89502.


Item 3.  LEGAL PROCEEDINGS

The company is not involved in any litigation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.


PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Number of Holders of Make Your Move, Inc. Common Stock:

There are 74 holders of Make Your Move, Inc. common stock

ISSUANCE OF SECURITIES

MYM issued securities for acquisition transactions that were not registered under the Securities Act of 1933 during the fourth quarter of the yearend September 30, 2001. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4(2) of the Securities Act of 1933.

On June 30, 2001 Make Your Move, Inc.'s board of directors voted to issue 100,000 post split shares of MYM common stock to initially acquire DCP. Make Your Move, Inc.'s board of directors and DCP Limited's board of directors voted to rescind the acquisition and enter into a management agreement. MYM's board of directors voted that DCP could retain the 100,000 shares of MYM common stock for MYM's future opportunity to combine four of DCP's games into MYM's technology.

On June 30, 2001 Make Your Move, Inc.'s board of directors voted to issue 1,000,000 post split shares of MYM common stock to acquire Allpaq Technologies Corporation. Make Your Move, Inc.'s (MYM) board of directors and Allpaq
Technologies Corporations (Allpaq) board of directors voted to amend the agreement and issue an additional 1,000,000 post split shares of MYM common stock for a total of 2,000,000 post split shares of MYM common stock issued to Allpaq. Make Your Move, Inc.'s (MYM) board of directors and Allpaq Technologies Corporation's (Allpaq) board of directors voted to mutually rescind the acquisition of Allpaq on November 1, 2001. MYM's board of directors and Allpaq's Board of directors voted to give effect to the rescission from inception. Upon the execution of the "Mutual Rescission Agreement" between MYM and Allpaq, the 2,000,000 post split shares issued to Allpaq were considered canceled and all shares and certificates were to be immediately surrendered and returned to MYM.

According to the President and CEO of Allpaq Technologies Corporation, the physical certificates issued to Allpaq were missing. MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent. The certificates and issued shares were then subsequently canceled. The retrieval and cancellation of the shares issued for the Allpaq acquisition will be recorded in the applicable period.

As of September 30, 2001 having rescinded the Allpaq acquisition transaction, which was created on June 30, 2001, the consideration pertaining to the issuance of these shares was classified as a receivable because it was owed to the company similar to a subscription receivable. The Company expects to eliminate the shares and the receivable at the time such shares are either returned to the company or canceled by it. We have analyzed this in accordance with GAAP.

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

GENERAL

The company, formerly known as Pacific Sports Enterprises, was incorporated under the laws of the State of Nevada on September 28, 1998 and was organized to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league so the member teams ceased all operating activities in 1999, and at that time, the company ceased all activities until October 20, 2000. During that time span, the company did not have any expenses associated with research and development and was considered dormant until October 20, 2000. At this time, the company was audited and filed a Form 10 SB on November 17, 2000 with the SEC to become a full reporting company. It was approved automatically sixty days later on January 16, 2001. At this time, the company began looking for an acquisition or merger candidate. For the first and second quarters of 2001, the company was still inactive and did not have any cost associated with research and development. In 2001 during the third quarter of the company's fiscal year, The Rolling Group acquired 700,000 shares on June 30, 2001, which gave the Rolling Group a controlling interest in the company.

On June 30, 2001, the Issuer, originally incorporated with the name Pacific Sports Enterprises, Inc. amended its Articles of Incorporation to change its name to Make Your Move, Inc. and increase its authorized common stock from 10,000,000 shares to 50,000,000 shares of $.001 par value. The amendment to the Articles of Incorporation also authorizes the Issuer to issue an additional class of Preferred stock with a par value of $.001. Said Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restriction thereof as shall be determined by resolution adopted by the Board of Directors at the time such stock is issued without further approval of the shareholders.

On June 30, 2001, The Rolling Group, LLC, a Nevada Limited Liability Company, owned by Mr. Henry Rolling, purchased 7,000,000 shares of Pacific Sports
Enterprises, Inc. from ASI Acquisition Corporation for $50,000. Mr. Henry Rolling (Mr. Rolling) is the sole owner, manager, member and investor of The Rolling Group (the Group) and owns 100% of the Group's shares and controls the company. There are no other members or managers in the Group. Mr. Rolling formed the Group for the sole purpose of buying shares in the Company formerly known as Pacific Sports Enterprises, Inc., now Make Your Move, Inc. The Group has made no other investments in any companies and has no percentage ownership in any other companies. The Group has no present or future plans to acquire shares in other companies. The Group is not a shell company. The Group is privately held and has no present business activities nor does the Group have future plans to commence any business activities.

This transaction gave The Rolling Group, LLC, which became Make Your Move, Inc.'s (the Company) parent, 70% of the outstanding stock of the Company. At this time Mr. Henry Rolling was elected President and took over the management of the Company. There were no significant operating activities of the Company prior to the acquisition of the Company by The Rolling Group, LLC.

DCP LIMITED

On June 30, 2001, Make Your Move, Inc.'s (MYM) board of directors voted to issue 100,000 post split shares of MYM common stock to acquire 100% of DCP Limited
(DCP), a Limited Liability Company that manufactured board games and other game products. On June 30, 2001 DCP's board of directors voted and agreed to be acquired by MYM. DCP has four board games that are the company's only products that have patent, copyright and trademark protections. The four board game titles are: Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon, which are DCP's versions of the classic games of chess, checkers and backgammon. DCP has developed and produced other products, but their four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon (the Products) are the only products that the company has sold commercially.

On June 30, 2001 DCP Limited (DCP) was acquired by Make Your Move, Inc. (MYM) (formerly Pacific Sports Enterprises, Inc.). DCP had no significant business activities since 1999 and had no significant sales of is four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. DCP is a game company that Mr. Henry Rolling (Mr. Rolling), the president of MYM, founded in 1996. Mr. Rolling has not provided any management services for DCP since the end of 1999 and is currently devoting substantially all of his time toward developing the business of Make Your Move, Inc. There are no formal or informal compensation arrangements between Mr. Henry Rolling and DCP.

On November 1, 2001, Make Your Move, Inc.'s (MYM) board of directors and DCP Limited's (DCP) board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP agreed that it was in DCP's best interest to remain a separate entity. DCP wanted to retain 100% ownership in its patents, copyrights and trademarks. MYM and DCP executed the rescission agreement on November 1, 2001. All ownership interest was returned to DCP. Mr. Rolling currently holds a 55%. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. During the period that DCP was wholly owned by MYM, DCP had no business activities and incurred no expenses. At present DCP is not producing or selling products.

On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" four of DCP games and related products into game technology owned by MYM. The future opportunity begins when MYM has developed its game technology and is ready to combine the products. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP.

Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the yearend September 30, 2001.

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the Parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception. The Parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP. The Parties agreed that MYM will bear all cost associated with the production of the products and that it will pay DCP on a sliding scale of collected gross sales less discounts, returns and allowances paid on a quarterly basis and MYM will retain the balance of collected gross sales. The Parties have agreed that MYM would pay DCP 10% for the first $1,000,000 of collected gross sales less discounts, returns and allowances during the 5 year period, 9% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 8% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 7% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 6% for the next $1,000,000 of collected gross sales less discounts, returns and allowances and 5% for the next $1,000,000 of collected gross sales less discounts, returns and allowances. The Parties have agreed that the sliding scale will bottom out at 5% of collected gross sales less discounts, returns and allowances.

The Parties agreed that the agreement could be cancelled by either Party at any time. Upon cancellation, both Parties agreed that MYM (the Company) would own 100% of the rights to all the product or services that the Company produced or developed related to DCP's games and that all management payments between the Parties would immediately stop. The Parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP less discounts, returns and allowances in regard to these sales. Upon the decision of DCP to sell any, all or part of its' intellectual properties, the Parties agreed that MYM could exercise a right of first refusal with a one year expiration.

The Parties agreed during the term of the agreement and any extensions, MYM would allow DCP to audit the accounting records of MYM to establish correctness of gross sales. Expense to be borne by DCP unless there is a significant under reporting of gross sales or over reporting of gross sales or over reporting of discounts, returns and allowances in which case MYM would pay for any audit and proceedings necessary to enable recovery of any unpaid amounts to DCP.

As part the management agreement the Parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The Parties agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.

DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into game technology owned by MYM. In the amended management agreement, the Parties defined the "future opportunity to combine" to mean that when MYM had completed the development of its game system and online game site, that MYM could incorporate four of DCP's games into MYM's game system and incorporate the same four DCP's games into MYM's online game site. The Parties agreed that MYM would own and hold 100% of the rights to all of the products or services that it developed by combining DCP's games and products into its game technology.

ALLPAQ TECHNOLOGIES CORPORATION

On June 30, 2001, Make Your Move, Inc.'s (MYM) board of directors voted to issue 1,000,000 post split shares of MYM common stock to acquire 100% of the outstanding shares of Allpaq Technologies Corporation, a company that manufactured and sold computers and flat panel displays. On June 30, 2001 Allpaq's board of directors voted and agreed to be acquired by MYM for 1,000,000 post split shares of MYM common stock. MYM's board of directors voted that in the event that MYM was successful in raising twelve million dollars ($12,000,000.00) or more in a public offering within two years from July 1, 2001, Allpaq would receive one million two hundred thousand dollars
($1,200,000.00) as additional compensation. MYM's board of directors and Allpaq's board of directors voted to amend the acquisition agreement and give Allpaq an additional 1,000,000 post split shares of MYM common stock, or a total of 2,000,000 post split shares of MYM common stock.

Prior to MYM's acquisition of Allpaq, Allpaq had no business activities. It had equipment and made claims to some intellectual properties.

On November 1, 2001 Make Your Move, Inc.'s (MYM) board of directors and Allpaq Technologies Corporation's board of directors voted to mutually rescind the acquisition of Allpaq. After further due diligence by MYM's management in regard to Allpaq's business activities, MYM's management determined that Allpaq did not possess the technological know how that MYM needed to develop the technology for its game systems. The Parties executed the mutual rescission agreement on November 1, 2001 and MYM's board of directors and Allpaq's board or directors voted to make the rescission effective from inception.

Upon the execution of the "Mutual Rescission Agreement" between MYM and Allpaq, the 2,000,000 post split shares issued to Allpaq were considered canceled and all shares and certificates were to be immediately surrendered and returned to MYM. MYM returned all 100,000 shares of Allpaq stock to the company on November 27, 2001.

According to the President and CEO of Allpaq Technologies Corporation, the physical certificates issued to Allpaq were missing. MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent. The certificates and issued shares were then subsequently canceled. The retrieval and cancellation of the shares issued for the Allpaq acquisition will be recorded in the applicable period.

During the period that Allpaq was wholly owned by MYM, Allpaq had no business activities and incurred no expenses. At no time before the period that Allpaq was wholly owned by MYM, did MYM participate in any business activities with Allpaq nor did MYM own any of Allpaq shares or any percentage of Allpaq's company.

THE COMPANY'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Over the last two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which constitutes producing and selling board games, generating online game site subscriptions and completing the development of the game system technology, the Company's management estimates the Company may need $2,000,000 to fully rollout its operations. MYM (the Company) has no contractually committed funds. Over the next twelve months the Company's present shareholders are committed to loaning the Company $2,000,000 to initially fund the Company's business operations. The principal stockholder, Henry Rolling, has the ability to loan the majority of these funds based on his personal earnings that he generated while playing and starting at outside linebacker in the National Football League (NFL) for eight seasons from 1987 to 1995. Mr. Rolling played for the Tampa Buccaneers, the San Diego Chargers and the Los Angeles Rams.

With these funds, management believes the Company can satisfy its cash requirements for the next twelve months. With these funds, the Company plans to begin full business operations. The receipt of the bulk of these funds is contingent on the Company having its stock listed on the NASD OTB bulletin board.

The Company has no other sources of funds and therefore, if the Company is unsuccessful at raising $2 million, then the Company may not be able to initiate its full business rollout and therefore, the Company's growth may be impeded or the Company may be forced to discontinue its business operations until adequate funding is raised. If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register Company's shares. The Company plans to then engage a registered broker dealer to sell the Company's securities. The Company has not engaged a registered broker dealer at this time.

Management believes that $2 million can provide the Company with the necessary capital to do a complete rollout of the Company's business. Management believes the Company can begin to generate enough revenues that will in turn allow the Company to fund future growth internally without the need for the Company to raise additional capital in twelve months. The Company's complete business rollout includes:

o    A significant launch and production of the Company's board games
o Increased research and development expenditure in regard to the Company's game technology development, which includes the new proposed game systems and the development of the Company's online game site.
o    Hiring of sales and marketing personnel
o    Hiring of internal research and development personnel
o    Hiring of general administration personnel
o Attendance by the company at all tradeshows that are relevant to marketing the Company's game system, board games and online game site, e.g. The New York Toy Fair and Comdex Tradeshow
o Place full page colored ads in magazines and periodicals to advertise the Company's game system, board games and online game site. Place Radio ads to advertise the Company's online game site.

The following is the Company's anticipated uses of funds:

Total Funds:      $2,000,000........

Anticipated Use of Funds

         Sales & Marketing             $ 750,000
         Research & Development          300,000
         Beginning Inventory             250,000
         Costs of Issuance               160,000
         Other Working Capital           540,000
                              ------------------
         Total Uses                   $2,000.000
                              ==================

Mr. Henry Rolling the President and principal stockholder of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

As part of the Company's long-term plan, the Company plans to file a registration statement Form SB-2 and engage a registered broker dealer to sell the Company's securities to raise $3 million to $5 million.

MANAGMENTS CONTINGENCY PLANS FOR FUNDING

MYM (the Company) has no contractually committed funds. The Company hired Mr. George Schneider on June 19, 2001 for a period of 6 months as an advisor with the goal of having him engage a registered broker dealer on behalf of the Company to sell up to $15,000,000 of the Company's convertible preferred stock and/or implementing a business combination. The Company has no guarantees that the advisor will be successful at engaging a broker dealer to sell the Company's securities.

The Company advanced a total of $17,500 as of September 30, 2001, which was contributed by the principal shareholder to the Company. If the Company is successful in raising additional equity, total compensation less the retainer, is applicable of 6 percent of total equity placements and warrants equal to one percent of the fully diluted shareholder interest of the company, after the effect of the issuance of all the equity securities with a strike price equal to the implied sale price per share in a placement, with a term of 5 years, and piggy-back rights after the completion of an offering of the Company's securities through a registered broker dealer. In the case of a business combination, a fee payable in cash of 3 percent of the total enterprise value will apply, less the retainer.

The advisor was entitled to receive reimbursement for up to $3,500 per month, excluding any legal fees and costs, without prior written permission of the Company.

On February 22, 2002, Make Your Move, Inc.'s board of directors reviewed Section 15 and 29(b) of the Securities and Exchange Act and voted to void and cancel the investment banking agreement, dated June 19, 2001, with Mr. George Schneider. On February 22, 2002 Make Your Move, Inc. and Mr. Schneider mutually agreed to void and cancel the agreement and make it effective 30 days from inception.

If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register the Company's shares. The Company plans to then engage a registered broker dealer to sell the Company's securities. The Company has not engaged a registered broker dealer at this time.

PRODUCT RESEARCH AND DEVELOPMENT AND PRODUCT LAUNCH

The Company has completed the development of the new artwork, rules, order forms and business reply cards for four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. Over the next twelve months the Company plans to create samples of the board games and begin to solicit orders from retailers with the goal of realizing revenues from the sale of these four board games in the third quarter of the Company's fiscal year. The Company plans to expand its current product line to include a new series of flat panel game systems. Over the next twelve months, Make Your Move, Inc.'s management anticipates the completion of the research and development of the new game systems and thus, the Company will continue to generate operating expenses researching and developing its technology during that time. Over the next twelve months, the Company anticipates producing samples of the new game system and market testing its entire new game systems line in 2002 during the third and fourth quarter of the Company's fiscal year and anticipates an official launch of the new game systems in 2002, during the fourth quarter of the calendar year. In order for the Company to complete its research and development and do a full product launch the Company will have to raise $2 million. Upon the successful raise of $2 million the Company anticipates an official launch of its products in 2002, during the fourth quarter of the calendar year.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently one fulltime and one part time employee to ten full time employees over the next twelve months.


Item 7.  FINANCIAL STATEMENTS

The full text of the company's audited financial statements for the fiscal years ended September 30, 2001 and 2000 are attached to this filing as Exhibit 11.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company's prior independent accountant elected not to audit public companies. So the company changed its principal independent accountant to Braverman and Company, P.C. There is no dispute between the company and the prior accountant.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the ages of the directors and executive officers of the Company.

Directors:                              Age:
Luther Mack                             63
Stuart Brown                            71
Henry Rolling                           36

Executive Officers:                     Age:
Henry Rolling, President                36
Kristin Rolling, Secretary, /Controller 36

The directors and executive officers of the company were as of September 30, 2001:

Henry Rolling          CEO, President, Director                         7/1/2001
Kristin Rolling        Secretary, Controller                            7/1/2001
Dr. Luther Mack, Jr.   Director                                         7/1/2001
Stuart L. Brown        Director                                         7/1/2001
John Vallagi           President, Director                Resigned      7/1/2001
Karen Fowler           Secretary, Treasurer, Director     Resigned      7/1/2001

The directors of the Company serve for a term of one year. Each director has served for the following periods during the Company's fiscal year 2001 ending September 30:

Luther Mack was elected a director on June 30, 2001 and has served for a period of 3 months.

Stuart Brown was elected a director on June 30, 2001 and has served for a period of 3 months. Henry Rolling was elected a director on June 30, 2001 and has served for a period of 3 months.

HENRY L. ROLLING - CEO, President, Director

From June 30, 2001 to present - Mr. Henry Rolling (Mr. Rolling) is the CEO and President of Make Your Move, Inc.

From 2000 to 2001 - Mr. Rolling has been self employed and has spent substantially all of his time during this span developing the business of Make Your Move, Inc.

From 1996 to 1999 - Mr. Rolling served as the President of DCP Limited, a board game manufacturer.

From 1994 to 1996 Mr. Rolling served as the Vice President of Doubles Chess Partners, a general partnership that produced the Doubles Chess board game.

Henry L. Rolling is the founder of DCP, Ltd. - doing business as DCP Games. Mr. Rolling is the co-creator of the games in the Doubles Classic Series (Doubles Chess, Doubles Checkers, and Doubles Backgammon), and the developer of Cube Checkers. Mr. Rolling served as the President and CEO of DCP Ltd., and he was responsible for overseeing and participating in all aspects of the business, including financing, manufacturing, marketing, and strategic planning. While playing the position of outside linebacker in the NFL Mr. Rolling received his B.A. degree in Economics from the University of Nevada. Mr. Rolling also received his M.S. degree in Economics from the University of Nevada. Mr. Rolling played outside linebacker in the National Football League for nine years with the Tampa Bay Buccaneers, San Diego Chargers, and the Los Angeles Rams. It was also during this time that Mr. Rolling started marketing and selling Doubles Chess, which led to the formation of DCP Limited.

KRISTIN ROLLING - Secretary, Controller

From June 30, 2001 to present - Mrs. Kristin Rolling (Mrs. Rolling) has been working part time as the Secretary and controller of Make Your Move, Inc.

From 2000 to 2001 - Mrs. Rolling has been self employed and has spent time during this span assisting in developing the business of Make Your Move, Inc.

From 1996 to 1999 - Mrs. Rolling served as the Vice President of Sales and Marketing for DCP Limited, a board game manufacturer

From 1994 to 1996 Mrs. Rolling served as Vice President of Sales and Marketing for Doubles Chess Partners, a general partnership, that produced the Doubles Chess board game.

Mrs. Rolling received her B.S. degree in Finance from Arizona State University and an M.B.A. degree with an emphasis in Marketing and International Business from the University of San Diego. She formerly worked in the investment banking industry as an account executive for Dean Witter in San Francisco, California.

LUTHER MACK, JR. - Director

From 1989 to the present Luther Mack (Mr. Mack) has been the President and CEO of Mack and Associates, a company that owns and operates eight McDonald restaurants.

Mr. Mack brings an extensive business background to the company. Mr. Mack owned KXRI Fox Television in Reno and eight McDonalds Restaurants. Mr. Mack serves on the boards of Wells Fargo Bank Reno and Harveys Hotel and Casino Properties. Mr. Mack is the former chairman of the Reno Airport Authority. Mr. Mack is a frequent guest lecturer for the University of Nevada, Reno Business Department. Mr. Mack has received an honorary doctorate degree from the University of Nevada, Reno.

STUART L. BROWN - Director

From 1990 to the present Stuart Brown (Mr. Brown) has been the President of The Stu Brown Livestock Company, The Double Horseshoe Ranch, LLC, and The Warner Sierra Corporation.

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

Mr. Henry Rolling will continue to manage the affairs of DCP but will devote substantially all of his time towards the business of MYM.

Mr. Henry Rolling the current president has devoted substantially all of his time managing Make Your Move, Inc. business since the Company's inception. Mr.

Rolling has not devoted any of his time towards the business of another company including DCP Limited, the company he founded in 1996. Mr. Rolling has devoted substantially all of his time towards developing the business of the Company and has put tremendous efforts toward adding board game products, researching the development of the Company's game systems and finding the human resources to develop the Company's online game site in addition to looking for content for the Company's online game site.

Other executives of the Company have not provided services for any outside companies or affiliates of the Company or Mr. Rolling. Mrs. Kristin Rolling has devoted substantially all of her time toward the business of Make Your Move, Inc. (the Company). The Company's executives are committed to the business of Make Your Move, Inc. and any business opportunities that arise will undoubtedly be Make Your Move, Inc. business.

The current executive officers of the Company will focus substantially all of their time and energy bringing all business opportunities to the Company and therefore, management believes that there is no potential uncertainties or risks associated with the methods of allocating future business opportunities.

Mr. Henry Rolling who currently serves as the President and holds a seat on the Board of Make Your Move, Inc. (the Company) is married to Mrs. Kristin Rolling who currently serves as the Secretary and controller of the Company.


Item 10. EXECUTIVE COMPENSATION

During fiscal year 2001, the company paid the following compensation to the company's officers and directors:

Cash Compensation - None
Non-cash Compensation-None
Stock Compensation-None

                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation

                             Annual Compensation             Awards                   Payouts
      (a)            (b)           (c)           (d)           (e)           (f)            (g)           (h)           (i)
---------------------------------------------------------------------------------------------------------------------------------
   Name and         Year       Salary ($)     Bonus ($)   Other Annual    Restricted    Securities   LTIP Payouts    All Other
   Principle                                              Compensation      Stock       Underlying        ($)      Compensation
   Position                                                    ($)       Award(s) ($)  Options/SARs                     ($)
                                                                                            (#)
---------------------------------------------------------------------------------------------------------------------------------
      CEO           2001           $0            $0            $0             $0             0            $0            $0
 Henry Rolling     ------
                   ------
---------------------------------------------------------------------------------------------------------------------------------
       A            2001           $0            $0            $0             $0             0            $0            $0
   President       ------
 Henry Rolling     ------
---------------------------------------------------------------------------------------------------------------------------------
       B            2001           $0            $0            $0             $0             0            $0            $0
  Secretary,       ------
  Controller       ------
Kristin Rolling
---------------------------------------------------------------------------------------------------------------------------------
       C            2001           $0            $0            $0             $0             0            $0            $0
   President       ------
   (Resigned       ------
    7/1/01)
 John Vallagi
---------------------------------------------------------------------------------------------------------------------------------
       D            2001           $0            $0            $0             $0             0            $0            $0
  Secretary,       ------
   Treasure        ------
   (Resigned
    7/1/01)
 Karen Fowler
---------------------------------------------------------------------------------------------------------------------------------

Prior to Mr. Henry Rolling the Company did not have a CEO.

Other Executive Compensation:

MYM has not paid or issued any shares to compensate the Company's current executive officers. The current executive officers have provided their time in order to assist the Company in its business development.

Management  Compensations:   MYM  and  DCP  (the  Parties)  have  amended  their
management agreement to disclose that Parties agree that MYM will manage the operations of DCP for a 5 year term. DCP agrees that it will pay $25,000 per year for the next 5 years for MYM's management services. Such payment shall be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement are from June 30, 2001 through June 30, 2006. Upon expiration of the management agreement, the Parties agreed that the management agreement would be automatically renewed for another 5 year term unless canceled in writing by either party.

There are no formal or informal compensation arrangements between Mr. Henry Rolling and Mrs. Kristin Rolling, the current executive officers of Make Your Move, Inc., and DCP Limited (DCP), (collectively the "Parties). Neither, Mr. Rolling or Mrs. Rolling, have ever received any forms of compensation from DCP nor has DCP ever promised Mr. Rolling or Mrs. Rolling that the company would compensate them for the services they provided.

Compensation of Directors

MYM has not paid or issued any shares to compensate the Company's current directors for serving on the Company's board. The current directors have volunteered their time in order to assist the Company in its business development. The Company has no other arrangements or agreements in place to further compensate the directors.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 2001, the company's directors, officers and over 5% of the shareholders held beneficially the following shares of common stock or beneficial interest. Numbers of shares have been adjusted to reflect the 10 for 1 forward split effective June 30, 2001.

Name     Title                          Common Shares                    % Class
--------------------------------------------------------------------------------
The Rolling Group                       6,801,500                         67%
a.k.a. Henry L. Rolling,
CEO, President, Director

Kristin Rolling, Secretary, Controller  10,000                           .09%

Luther Mack, Jr., Director              10,000                           .09%

Stuart L. Brown, Director               1,000                            .00009%


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2001, The Rolling Group, LLC, a Nevada Limited Liability Company, owned by Mr. Henry Rolling, purchased 7,000,000 shares of Pacific Sports
Enterprises, Inc. from ASI Acquisition Corporation for $50,000. Mr. Henry Rolling (Mr. Rolling) is the sole owner, manager, member and investor of The Rolling Group (the Group) and owns 100% of the Group's shares and controls the company. There are no other members or managers in the Group. Mr. Rolling formed the Group for the purpose of making private investments. The Group has made no other investments in any companies and has no percentage ownership in any other companies. The Group has no present plans to acquire shares in other companies. The Group is not a shell company.

This transaction gave The Rolling Group, LLC, which became Make Your Move, Inc. 's (the Company) parent, 70% of the outstanding stock of the Company. At this time Mr. Henry Rolling was elected President and took over the management of the Company. There were no significant operating activities of the Company prior to the acquisition of the Company by The Rolling Group, LLC.

DCP LIMITED

On June 30, 2001, Make Your Move, Inc.'s (MYM) board of directors voted to issue 100,000 post split shares of MYM common stock to acquire 100% of DCP Limited

(DCP), a Limited Liability Company that manufactured board games and other game products. On June 30, 2001 DCP's board of directors voted and agreed to be acquired by MYM. DCP has four board games that are the company's only products that have patent, copyright and trademark protections. The four board game titles are: Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon, which are DCP's versions of the classic games of chess, checkers and backgammon. DCP has developed and produced other products, but their four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon (the Products) are the only products that the company has sold commercially.

On June 30, 2001 DCP Limited (DCP) was acquired by Make Your Move, Inc. (MYM) (formerly Pacific Sports Enterprises, Inc.). DCP had no significant business activities since 1999 and had no significant sales of is four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. DCP is a game company, that Mr. Henry Rolling (Mr. Rolling), the president of MYM, founded in 1996. Mr. Rolling has not provided any management services for DCP since the end of 1999 and is currently devoting substantially all of his time toward developing the business of Make Your Move, Inc. There are no formal or informal compensation arrangements between Mr. Henry Rolling and DCP.

On November 1, 2001, Make Your Move, Inc.'s (MYM) board of directors and DCP Limited's (DCP) board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP agreed that it was in DCP's best interest to remain a separate entity. DCP wanted to retain 100% ownership in its patents, copyrights and trademarks. MYM and DCP executed the rescission agreement on November 1, 2001. All ownership interest was returned to DCP. Mr. Rolling currently holds a 55%. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time. During the period that DCP was wholly owned by MYM, DCP had no business activities and incurred no expenses. At present DCP is not producing or selling products.

On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" four of DCP games and related products into game technology owned by MYM. The future opportunity begins when MYM has developed its game technology and is ready to combine the products. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP.

Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the yearend September 30, 2001.

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the Parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception. The Parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP. The Parties agreed that MYM will bear all cost associated with the production of the products and that it will pay DCP on a sliding scale of collected gross sales less discounts, returns and allowances paid on a quarterly basis and MYM will retain the balance of collected gross sales. The Parties have agreed that MYM would pay DCP 10% for the first $1,000,000 of collected gross sales less discounts, returns and allowances during the 5 year period, 9% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 8% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 7% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 6% for the next $1,000,000 of collected gross sales less discounts, returns and allowances and 5% for the next $1,000,000 of collected gross sales less discounts, returns and allowances. The Parties have agreed that the sliding scale will bottom out at 5% of collected gross sales less discounts, returns and allowances.

The Parties agreed that the agreement could be cancelled by either Party at any time. Upon cancellation, both Parties agreed that MYM (the Company) would own 100% of the rights to all the product or services that the Company produced or developed related to DCP's games and that all management payments between the Parties would immediately stop. The Parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP less discounts, returns and allowances in regard to these sales. Upon the decision of DCP to sell any, all or part of its' intellectual properties, the Parties agreed that MYM could exercise a right of first refusal with a one year expiration.

The Parties agreed during the term of the agreement and any extensions, MYM would allow DCP to audit the accounting records of MYM to establish correctness of gross sales. Expense to be borne by DCP unless there is a significant under reporting of gross sales or over reporting of gross sales or over reporting of discounts, returns and allowances in which case MYM would pay for any audit and proceedings necessary to enable recovery of any unpaid amounts to DCP.

As part the management agreement the Parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The Parties agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.

DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into game technology owned by MYM. In the amended management agreement, the Parties defined the "future opportunity to combine" to mean that when MYM had completed the development of its game system and online game site, that MYM could incorporate four of DCP's games into MYM's game system and incorporate the same four DCP's games into MYM's online game site. The Parties agreed that MYM would own and hold 100% of the rights to all of the products or services that it developed by combining DCP's games and products into its game technology.

Mr. Rolling, the principal shareholder and President of Make Your Move, Inc, has provided the Company with the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of DCP Ltd's games, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

The principal stockholders have committed to loaning the Company $2,000,000 over the next twelve months in order for the Company to begin its business operations. The principal stockholder has the ability to loan the majority of these funds based on his personal earnings that he generated while playing and starting at outside linebacker in the National Football League (NFL) for 8 seasons from 1987 to 1995. The principal stockholder played for the Tampa Buccaneers, the San Diego Chargers and the Los Angeles Rams.

Make Your Move, Inc. (the Company) has not entered into any contracts or arrangements with affiliates of Mr. Rolling. In addition, the Company has no contracts or arrangements in place with Mr. Rolling.

MANAGEMENT AGREEMENT

                                                 MANAGEMENT AGREEMENT

This Management Agreement (the "Agreement") is made and entered into on February 7, 2002, by and between Make Your Move, Inc. ("manager" or "MYM") a state of Nevada corporation, and DCP Limited ("managed" or "DCP"), a Nevada limited liability company, with reference to the following facts:

     A.   DCP Limited is engaged in the business of producing games.

     B. DCP claims 100 % exclusive rights to patents, copyrights and trademarks (collectively, intellectual properties (IP)) as they relate to Cube Checkers, Double Chess, Doubles Checkers and Doubles Backgammon (the Products).

     C. DCP has products that are not part of this agreement and MYM lays no claims to those products.

     D. DCP states that the IP's disclosed in this agreement are the only IP's they possess.

     E. Mr. Henry Rolling owns 55% of DCP and is the controlling manager of the company.

     F. MYM has no ownership interest in DCP or in any of DCP's patents, copyrights and trademarks.

     G.   DCP claims that it has sold the Products commercially.

     H.   MYM designs, develops, markets and sells a wide range of games.

     I. MYM does not own any patents, copyrights and trademarks for any products.

     J. MYM and DCP desire to enter into a management agreement whereby MYM will manage the operations of DCP as it relates to the Products.

     Based upon the foregoing, and in consideration of the mutual promises set forth herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, MYM and DCP (collectively, the "Parties") hereby agree as follows.

DEFINITIONS: In addition to the terms defined elsewhere in this Agreement, as used in this Agreement, the following terms shall have the following meanings:

     "Future opportunity to Combine" shall mean that when MYM has completed the development of its game system and online game site, MYM can incorporate four of DCP's games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon, into MYM's game system and MYM can incorporate the same four DCP games and into MYM's online game site. (1)

     "Reasonable value for management services" means that DCP will pay $25,000 per year for MYM's management services. (2)

     "Management Services" shall mean the management services MYM will perform on behalf of DCP. (3)

     "Products" shall mean DCP's Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. (4)

     "Transfer of Intellectual Properties" means transferring the rights of ownership of the patents, copyrights and trademarks of DCP's products. (5)

     "Intellectual Property" means (i) all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof,
     (ii) all trademarks, service marks, trade dress, logos, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (iii) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith as they relate to DCP's products. (6)


AGREEMENT

     The Parties agree that MYM will manage the operations of DCP for 5 years. DCP agrees that it will pay $25,000 per year for the next 5 years for MYM's management services. (2) Such payment shall be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement are from June 30, 2001 through June 30, 2006.

     The Parties agree that Mr. Henry Rolling will continue to manage the affairs of DCP but will devote substantially all of his time towards the business of MYM.

     The Parties agree that as part of this agreement MYM will have exclusive rights to produce any products based on the four DCP's games titles that are part of the management agreement and that MYM will own 100% of the artwork and products that it produces based on those four DCP game titles.

     The Parties agree that the 100,000 post split shares of MYM common stock issued to originally acquire DCP, be retained by DCP for MYM's future opportunity to combine DCP's products in to MYM's game technology. (1)

     The Parties agree that MYM will bear all cost associated with the production of the products and that it will pay DCP on a sliding scale of collected gross sales less discounts, returns and allowances paid on a quarterly basis and MYM will retain the balance of collected gross sales. The Parties have agreed that MYM would pay DCP 10% for the first $1,000,000 of collected gross sales less discounts, returns and allowances during the

     5 year period, 9% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 8% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 7% for the next $1,000,000 of collected gross sales less discounts, returns and allowances, 6% for the next $1,000,000 of collected gross sales less discounts, returns and allowances and 5% for the next $1,000,000 of collected gross sales less discounts, returns and allowances. The Parties have agreed that the sliding scale will bottom out at 5% of collected gross sales less discounts, returns and allowances.

     The Parties agree that upon MYM successfully reaching $10,000,000 in sales of DCP's products over the five year term of this agreement, that DCP will transfer ownership of its intellectual properties for Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. (6)

     The Parties agreed during the term of the agreement and any extensions, MYM would allow DCP to audit the accounting records of MYM to establish correctness of gross sales. Expense to be borne by DCP unless there is a significant under reporting of gross sales or over reporting of gross sales or over reporting of discounts, returns and allowances in which case MYM would pay for any audit and proceedings necessary to enable recovery of any unpaid amounts to DCP.

     The Parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The Parties agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.

TERM OF AGREEMENT

The term of the management agreement shall be for 5 years. The agreement shall automatically be renewed on a yearly basis if neither Party cancels the agreement with written notice.

CANCELLATION

The Parties agree that the management agreement can be cancelled by either party upon receipt of 30 day written notice. Upon cancellation of the agreement:

     The Parties agree that MYM would own and hold 100% of the rights to all the product or services that it produced or developed related to DCP's Products.

     The Parties agree that all management payments between the Parties will stop immediately and that MYM would reimburse DCP for any time that MYM did not provide its management service.

     The Parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will be under no obligation to make future payments on sales to DCP.

Sale or transfer of intellectual properties: The Parties agree that DCP will immediately notify MYM of is decision to sell any, all or part of its intellectual properties whether the offer is bona fide or not.

Right of First Refusal: The Parties agree that MYM will have the right of first refusal to buy DCP's intellectual properties.

The Parties agree that MYM has 90 days to exercise its' right of first refusal and that its' right of first refusal shall remain in force during or after the term or termination of the management agreement for a period of 1 years.

Renewal of Management Agreement: Upon expiration of the management agreement the Parties agree that the management agreement will be automatically renewed on an annual basis.

Value Determination of the Intellectual Properties: The Parties have agreed that the value of the intellectual properties that are part of this agreement shall be determined by market conditions at the time of any proposed sale of the intellectual properties by DCP or by a bona fide offer from an unrelated party.

Entire Agreement . This Agreement contains the entire understanding of the parties in respect of its subject matter and supersedes all prior agreements and understandings (oral or written) between or among the parties with respect to such subject matter.

Expenses . Except as otherwise provided herein, the parties shall pay their own fees and expenses, including their own counsel fees, incurred in connection with this Agreement or any transaction contemplated hereby.

Amendment; Binding Effect; Assignment . This Agreement may not be modified, amended, supplemented, canceled or discharged, except by written instrument executed by all parties. The rights and obligations of this Agreement shall bind and inure to the benefit of the parties and their respective successors and assigns. Except as expressly provided herein, the rights and obligations of this Agreement may not be assigned by either party without the prior written consent of the other party.

Counterparts . This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one and the same instrument.

Governing Law; Interpretation . This Agreement shall be construed in accordance with and governed for all purposes by the laws of the State of Nevada applicable to contracts executed and to be wholly performed within such State.

Joint Efforts. This Agreement is the result of the joint efforts and negotiations of the parties hereto, with each party being represented, or having the opportunity to be represented, by legal counsel of its own choice, and no singular party is the author or drafter of the provisions hereof. Each of the parties assumes joint responsibility for the form and composition of this Agreement and each party agrees that this Agreement shall be interpreted as though each of the parties participated equally in the composition of this Agreement and each and every provision and part hereof. The parties agree that the rule of judicial interpretation to the effect that any ambiguity or uncertainty contained in an agreement is to be construed against the party that drafted the agreement shall not be applied in the event of any disagreement or dispute arising out of this Agreement.

Headings. All paragraph headings herein are inserted for convenience of reference only and shall not modify or affect the construction or interpretation of any provision of this Agreement.

Severability. If any provision or covenant, or any part thereof, of this Agreement should be held by any court to be illegal, invalid or unenforceable, either in whole or in part, such illegality, invalidity or unenforceability shall not affect the legality, validity or enforceability of the remaining provisions or covenants, or any part thereof, all of which shall remain in full force and effect.

Attorneys' Fees. The prevailing party in any proceeding brought to enforce the provisions of this Agreement shall be entitled to an award of reasonable attorneys' fees and costs incurred at both the trial and appellate levels incurred in enforcing its rights hereunder.

Make Your Move, Inc., a Nevada corporation

DCP Limited

By /s/Henry Rolling
-----------------------
      Henry Rolling

Make Your Move, Inc.                    Henry Rolling

By /s/ Henry Rolling
----------------------                  By /s/ Henry Rolling
       Henry Rolling                    ---------------------
                                               Henry Rolling

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

Dated: November 19, 2001                Make Your Move, Inc.
                                        Registrant

                                        By /s/Henry L. Rolling
                                        -----------------------
                                              Henry L. Rolling
                                              President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                  By /s/Henry L. Rolling
                  ----------------------
                  Henry L. Rolling                             November 19, 2001
                  Chief Executive Officer
                  Chairman of the Board and Director

                  By /s/ Kristin Rolling
                  ----------------------
                  Kristin Rolling                              November 19, 2001
                  Secretary, Controller
                  By /s/Luther Mack, Jr.
                  ----------------------
                  Luther Mack, Jr.                             November 19, 2001
                  Director

                  By /s/ Stuart L. Brown
                  ----------------------
                  Stuart L. Brown                              November 19, 2001
                  Director


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

11. Make Your Move, Inc. Financial Statement for the year ended September 30, 2001 and 2000.

     A. Independent Auditors Report

     B. Balance Sheet

     C. Statements of Operations

     D. Statement of Cash Flow

     E. Statements of Change in Stockholders Equity

     F. Notes to Financial Statements
     * Previously filed and incorporated by reference to the company's Form 10-SB Registration Statement filed on November 17, 2000 with Securities and Exchange Commission.