Form 10QSB
period 2001-12-31
MAKE YOUR MOVE INC
filed 2002-03-15
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December, 31, 2001 was 10,100,000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

  Condensed Balance Sheets
  September 30, 2001 and December 31, 2001 (unaudited)                        3

  Un-audited Condensed Statements of Operations for the
  three  months ended December 31, 2001and 2000, and cumulative
  from inception on September 28, 1998 through December 31, 2001               4

  Unaudited Condensed Statements of Cash Flows for the three months ended December 31, 2001 and 2000, and cumulative
  from inception on September 28, 1998 through December 31, 2001               5

  Statement of Changes in Stockholders' equity for the period from inception on September 28, 1998 through December 31, 2001 (unaudited)  6

  Notes to Financial Statements (un-audited)                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              7 - 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

PART II - OTHER INFORMATION                                                   11

ITEM 1 LEGAL PROCEEDINGS                                                      11

ITEM 2 CHANGES IN SECURITIES                                                  11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                 11

ITEM 5 OTHER INFORMATION                                                      11

SIGNATURES                                                                    11

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                  (unaudited)

                                                     December 31, September 30,
                                                         2001          2001
                                                     ------------ -------------
                                     ASSETS

CURRENT ASSETS-Cash                                  $         21 $          60
                                                     ------------ -------------


                                                     $         21 $          60
                                                     ============ =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-Accounts payable                 $      8,214 $      11,289
                                                     ------------ -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000
 shares authorized, none issued                                 -             -

Common stock, par value $.001, 50,000,000
shares authorized, 10,100,000 and
12,100,000 issued and outstanding, respectively            10,100        12,100
Paid-in capital                                            54,900       352,900
Contributed capital                                       266,896       193,328
Receivable from shareholder                                     -      (300,000)
(Deficit) accumulated during the development stage       (340,088)     (269,557)
                                                     ------------ -------------
Total Stockholders' Equity                                 (8,193)      (11,229)
                                                     ------------ -------------
                                                     $         21 $          60
                                                     ============ =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    Cummulative
                                                                       from
                                                                   September 30,
                                               Three Month              1998
                                              Period Ended          (Inception)
                                             December 31,2001            to
                                              2001       2000    December 31, 2001
                                          ----------- ----------- ----------------
REVENUES                                  $         -  $        -  $             -

EXPENSES
  General and administrative                   70,531           -          264,795
  Research and development expense                  -           -           75,293
                                          ----------- ----------- ----------------

Total expenses                                 70,531           -          340,088
                                          ----------- ----------- ----------------
NET (LOSS)                                $   (70,531) $        -  $      (340,088)
                                          =========== =========== ================
NET (LOSS) PER SHARE                      $     (0.01)      *
                                          =========== ===========
 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 10,766,667  10,000,000
                                          =========== ===========
* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Cummulative
                                                                        from
                                                                   September 30,
                                               Three Month              1998
                                              Period Ended          (Inception)
                                            December 31, 2001            to
                                             2,001       2,000    December 31, 2001
                                          ----------- ----------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                $   (70,531) $        -  $      (340,088)
Adjustments to reconcile net loss to
net cash used by operating activities:
   Common stock issued for services                 -                       15,000
   Contributed capital                         73,568                      266,896
Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable     (3,076)          -            8,214
                                          ----------- ----------- ----------------
   Net Cash (Used) by Operating Activities        (39)          -          (49,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                          50,000
                                          ----------- ----------- ----------------
   Net Cash Provided by Financing Activities                                50,000
                                          ----------- ----------- ----------------
NET INCREASE IN CASH                              (39)          -               21


CASH AT BEGINNING OF PERIOD,                       60           -                -
                                          ----------- ----------- ----------------
CASH AT END OF PERIOD                              21           -               21
                                          =========== =========== ================
SUPPLEMENTAL CASH FLOWS INFORMATION

Common stock cancelled in a stock exchange
for consideration to be received          $  (300,000)             $             -
                                          ===========            =================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                                                          Receivable  During the
                                              Common Stock            Paid-in Contributed   From      Development
                                             Shares     Amount        Capital     Capital Shareholder    Stage          Total
                                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, at inception                              -  $        -  $        -  $        -  $        -  $        -  $        -
                                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 1998                        -           -           -           -           -           -           -
Issuance of stock at $.005 per share       10,000,000      10,000      40,000                                          50,000
Net (loss) for the period                                                                                 (50,485)    (50,485)
                                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 1999               10,000,000      10,000      40,000           -           -     (50,485)       (485)
Net (loss) for the year                                                                                      (485)       (485)
(audited)                                 ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 2000               10,000,000      10,000      40,000           -                 (50,970)       (970)
Shares issued at $.15 per share:
   For compensation                           100,000         100      14,900                                          15,000
   For acquisition                          2,000,000       2,000     298,000                (300,000)                      -
   Contributed capital                                                            193,328                             193,328
Net (loss) for the year                                                                                  (218,587)   (218,587)
                                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 2001               12,100,000      12,100     352,900     193,328    (300,000)   (269,557)    (11,229)
(unaudited)
Cancellation of outstanding shares         (2,000,000)     (2,000)   (298,000)                300,000                       -
Contributed capital                                                                73,568                              73,568
Net (loss) for the period                                                                                 (70,531)    (70,531)
                                          ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2001 (unaudited)    10,100,000  $   10,100  $   54,900  $  266,896  $        -  $ (340,088) $   (8,193)
                                          =========== =========== =========== =========== =========== =========== ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                  (unaudited)


The Company

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2001 and results of its operations and cash flows for the three months ended December 31, 2001 and 2000 have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

These un-audited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended September 30, 2001.

Note 1- Cancellation of Outstanding Shares

In November 2001, the Company cancelled the 2,000,000 shares issued to acquire the assets of a subsidiary company valued at $300,000. The cancellation had no effect on the calculation of loss per share or results of operations for the three months ended December 31, 2001.

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

RESULTS OF OPERATIONS

A year ago to date, during the first quarter ended December 31, 2000 of the Company's fiscal year, the Company had no operations. During the first quarter ended December 31, 2001 of the Company's fiscal year, the Company had no significant business operations and generated no revenues from operations. During the quarter, the Company continued researching the development of a new game system but generated no expenses to that end. As of December 31, 2001 the Company had finished the redesign of the packaging for the four games the

Company gained the exclusive rights for via a management agreement with DCP, Limited, an affiliated company. The Company generated no expenses for research and development during the most recent quarter.

OVER THE NEXT TWELVE MONTHS

Over the last two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which constitutes producing and selling board games, generating online game site subscriptions and completing the development of the game system technology, the Company's management estimates the Company will need $2,000,000 to fully rollout its operations. The Company has no contractually committed funds. Over the next twelve months the Company's present shareholders are committed to loaning the Company $2,000,000 to initially fund the Company's business operations.

With these funds, management believes the Company can satisfy its cash requirements for the next twelve months. With these funds, the Company plans to begin full business operations. The receipt of the bulk of these funds is contingent on the Company having its stock listed on the NASD OTB bulletin board.

The Company has no other sources of funds and therefore, if the Company is unsuccessful at raising $2 million, then the Company may not be able to initiate its full business rollout and therefore, the Company's growth may be impeded or the Company may be forced to discontinue its business operations until adequate funding is raised. If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register the Company's shares. The Company will engage a registered broker dealer to sell the Company's securities. The Company has not engaged a registered broker dealer.


RESEARCH AND DEVELOPMENT

The company has spent considerable time researching the development of its new game system, the Generator I. The Company did not generate any research and development expenses.

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

DCP LIMTIED

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

According to the President and CEO of Allpaq Technologies Corporation, the physical certificates issued to Allpaq were missing. MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent. The certificates and issued shares were then subsequently canceled. The retrieval and cancellation of the shares issued for the Allpaq acquisition were recorded in this current quarter.

During the period that Allpaq was wholly owned by MYM, Allpaq had no business activities and incurred no expenses. At no time before the period that Allpaq was wholly owned by MYM, did MYM participate in any business activities with Allpaq nor did MYM own any of Allpaq shares or any percentage of Allpaq's company.

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the first quarter ended December 31, 2000 of the Company's fiscal year, the Company had no operations and no capital was contributed to the Company. During the first quarter ended December 31, 2001 of the Company's fiscal year, the principal shareholder/president/CEO of the company, Henry Rolling has provided the majority of costs and expenses contributed to the company. Of the total capital contributed him for the quarter, $73,568 approximately $50,480 was for services rendered by him to the company, $7,500 for advisory services, $9,000 for audit services, and the balance of $6,500 for other general and administrative expenses including rent and transfer and filing fees.

The Company is dependent upon Mr. Rolling for continued financial support and management services to continue its business operations.

On February 22, 2002, Make Your Move, Inc.'s board of directors reviewed Section 15 and 29(b) of the Securities and Exchange Act and voted to void the investment banking agreement, dated June 19, 2001, with Mr. George Schneider. On February 22, 2002 Make Your Move, Inc. and Mr. Schneider mutually agreed to void the agreement and make it effective from inception.

If the Company does not receive funding from the principal stockholders, then the Company plans to file an SB-2 to register the Company's shares. The Company will then engage a registered broker dealer to sell the Company's securities. The Company has not engaged a registered broker dealer at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
None.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In November 2001, the Company cancelled the 2,000,000 shares issued to acquire the assets of a subsidiary company valued at $300,000. The cancellation had no effect on the calculation of loss per share or results of operations for the three months ended December 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2002

Make Your Move, Inc.

/s/ Henry Rolling
--------------------
Henry Rolling
President and Director
February 25, 2002