Form 10KSB/A
period 2001-09-30
MAKE YOUR MOVE INC
filed 2002-04-23
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-KSB/A AMENDED

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)


FOR THE FISCAL YEAR ENDED SEPT. 30, 2001          COMMISSION FILE NUMBER 0-31987


                              MAKE YOUR MOVE, INC.
                     (Small Business Issuer in its Charter)


             NEVADA                                              33-0925319
 ---------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  321 Broadway Blvd., Reno, Nevada                                  89502
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)

     Issuer's Telephone Number:                                 (775) 322-5567
----------------------------------------                     -------------------

         Securities registered under Section 12(b) of the Exchange Act:
     ----------------------------------------------------------------------

 (Title of each class)               (Name of each exchange on which registered)

                                                          N/A

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          COMMON STOCK, PAR VALUE $.001
           ----------------------------------------------------------

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

Transitional Small Business Disclosure Format               YES ( )      NO (X )




                                TABLE OF CONTENTS

PART I

     Item 1.DESCRIPTION OF BUSINESS........................................... 3

     Item 2.DESCRIPTION OF PROPERTY.......................................... 15

     Item 3. LEGAL PROCEEDINGS............................................... 16

     Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER................. 16

PART II

     Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 16

     Item 6  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
             AND RESULTS OF OPERATIONS....................................... 17

     Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 24

     Item 8 CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANT  ON  ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 24

      Item 9 DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
            OF THE REGISTRANT; COMPLIANCE WITH SECTION 10(A) OF
            THE EXCHANGE ACT ................................................ 24

     Item 10 EXECUTIVE COMPENSATION.......................................... 27

     Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 28

     Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 28

     Item 13 EXHIBITS LIST AND REPORTS ON FORM 8-K........................... 36

SIGNATURES    .

EXHIBIT INDEX

PART I

ITEM 1.  DESCRIPTION OF BUSINESS/HISTORY

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

BUSINESS DESCRIPTION


Make Your Move, Inc. ("MYM" or the "Company") proposes to become a designer, developer and marketer of a wide range of game products and game technology. The Company plans to apply proven technologies to games to advance and enhance the quality and experience of game play. The Company's proposed product line spans traditional board games, computer games, video games and online games. The Company plans to include in its proposed product line a new series of flat panel game systems presently under research and development by the Company. With the development of a new game system, the Company believes its proposed product line will appeal to age groups from 6 years to adult and will range in wholesale price from $7 for a most simple board game to $1,200 for a game system.



Make Your Move, Inc. is a reporting company. As of the Company's fiscal year end, September 30, 2001, the Company was a development stage company. The Company has not designed or manufactured any hardware components or board games and has not written any software programs for game play. During the third and fourth quarter of the Company's fiscal year, yearend September 30, 2001, the Company was finalizing the new artwork, rules, order forms and business reply cards for the board games it plans to produce based on DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. DCP is an affiliated company. (Refer to Item 12 of 10-KSB/A, Management Agreement) In addition, the Company was researching the development of an online game site and finalizing the feasibility of developing a new game system for playing board games.



As of the Company's fiscal year end, September 30, 2001, the Company has generated $0 in revenues from sales and has not begun the production of any products. In order for the Company to begin to generate revenues it must successfully raise capital to hire personnel, to complete the research and development of its proposed product line and to begin production of its proposed product line.

PROPOSED PRODUCT LINES


Make Your Move, Inc. ("MYM" or the "Company") proposes to be a designer, developer and marketer of a wide range of game products and game technology. As of the Company's fiscal year end, September 30, 2001, the Company was a development stage company and had generated $0 in revenues from sales. The following are the proposed product lines for which the Company proposes to design, develop and market products.


Proposed Board Games


As of the Company's fiscal year end, September 30, 200, the Company had not completed the development of any board game products and had not generated any revenues from sales. The Company anticipates that the development of the proposed board games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon may be completed in the first quarter of the Company's fiscal year, quarter ending December 31, 2001. The Company plans to target the second quarter of 2002 to begin a product launch and plans to create samples of the proposed board games during that period to solicit orders from retailers. The Company anticipates realizing revenues from the sale of the proposed board games in the third quarter of the Company's fiscal year.


Proposed Online Game Site


As of the Company's fiscal year end, September 30, 2001 the Company had not started the development of its proposed online game site and had not generated any revenues from online game membership subscription sales. The Company anticipates that its proposed online game site may be completed by the end of the first quarter of 2002 and plans to target the end of the first quarter of 2002 to launch the proposed online game site. The Company anticipates that it will begin to generate revenues from selling online game membership subscriptions to the proposed online game site during the second quarter of 2002.


Proposed Game System


As of the Company's fiscal year end, September 30, 2001, the Company had not started the development of its proposed game system and had not generated any revenues from sales. The Company anticipates that the development of its proposed game system may be completed by the end of the fourth quarter of 2002. The Company plans to target the first quarter of 2003 to begin a product launch and anticipates realizing revenues in the third quarter of 2003 from sales of its proposed game system.


THE COMPANY


The Company  anticipates  that its operations will span a wide and diverse range
and  include  in  order  of  what  management   believes  will  be  the  revenue
contribution of the Company's proposed product line:

1.   Proposed Game System

2.   Proposed Online Game Membership Subscriptions


The Company plans to develop an online game site for game play. The website address for the proposed online game site is (www.mymgames.com). The Company plans to charge a subscription fee for members to join and be eligible to participate in the Company's online game money tournaments.


3.   Proposed Board Games


The following are the descriptions of DCP's board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. These are the four games that the Company proposes to produce, market and sell: (Refer to Item 12 of 10-KSB/A, Management Agreement)


     Cube Checkers.....Players: 2
     The traditional checkers game piece has been exchanged for a cube with one through six labeled on the sides. Players are allowed two moves on each turn--the first move consists of the regular checkers move and the second allows the player to roll a cube over to the next highest number. Players can protect their cube from a jump by simply rolling over to a higher number than the attacking cube. When a cube reaches the maximum number six by performing the roll-over or is moved to the end row of the opponent, it becomes a king.

     Doubles Chess..............Players: 2, 3 or 4 Description: A chess game for partners Partners sit opposite each other with opponents at their sides. Teams plan and coordinate their attacks to checkmate both of the other teams kings. This board game is played exactly like its classic cousin - no rule changes or additional rules. The board was designed by merging two classic original boards into one board opening up the playing field to two or more players and increasing the sociability and excitement of the classic game.

     Doubles Checkers..Players: 2, 3 or 4 Description: A checkers game for partners Partners sit opposite each other with opponents at their sides. Teams move, block and jump until all of their opponents pieces are capture or blocked from moving. This board game is played exactly like its classic cousin - no rule changes or additional rules. The board was designed by merging two classic original boards into one - opening up the playing field to two or more players and increasing the sociability and excitement of the classic game.

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

     DCP's Sales Revenue From 1999 to 2001

The Company has exclusive marketing and distribution rights to Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon as part of its management agreement with DCP. (Refer to Item 12 of 10-KSB/A, Management Agreement) These four games have been commercially sold by DCP and below is a table showing the revenues that DCP realized from sales during the period from January 1, 1999 to September 30, 2001:


     Revenues Realized by DCP From Sales from January 1, 1999 to September 30, 2001:


         Board Games            1999             2000              2001
         ---------------------------------------------------------------
         Cube Checkers          $303,216         $24,257           $0
         Doubles Chess          $12,167          $1,798            $0
         Doubles Checkers       $8,299           $1,958            $0
         Doubles Backgammon     $269             $419              $0
         Total                  $323,951         $28,432           $0
         ---------------------------------------------------------------


4. Computer Games - The Company plans to develop computerized versions of its proposed board games and licensed board game titles.


5. Other Board Games - The Company plans to license, acquire or develop other board game content in an attempt to increase market share.


6. Licensed Video Games - The Company plans to license video game titles to distribute and deploy on the Company's proposed game system.



Company management believes that, in order to be successful and distinguish itself in the fragmented and highly competitive game industry, it must provide its customers distinctive, high quality products and services at a reasonable price and produce a unique, enjoyable and challenging game experience. The Company plans to match that belief through its proposed product line. The Company plans to develop its own game system designs, hardware and software; with an attempt of bridging the familiarity, look and feel of traditional game boards with the latest proven technologies, to develop its own distinctive brand. The Company believes that the proposed game system will be easy to use and highly configurable.


COMPANY HISTORY

Make Your Move, Inc.

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

Acquisition of DCP Limited

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


On June 30, 2001, DCP Limited (DCP) was acquired by Make Your Move, Inc. (MYM, formerly Pacific Sports Enterprises, Inc.). DCP is a board game company, that Mr. Henry Rolling (Mr. Rolling), the president of MYM, founded in 1996. Mr. Rolling holds a 55% ownership interest in DCP. Mr. Rolling has not provided any management services for DCP since the end of 1999 and is currently devoting substantially all of his time toward developing the business of Make Your Move, Inc. There are no formal or informal compensation arrangements between Mr. Henry Rolling and DCP.



Since  1999  DCP has had no  significant  sales.  In  2000,  DCP  sales  of Cube
Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon totaled $28,432, which was 8% of 1999's total sales of $323,951 of the same games. In 2001, the company generated $0 in sales.

Since 1999 DCP has had no significant business activities. In 2000, DCP generated $19,938 in total business expenses, which was 9% of 1999 total business expenses of $207,404. From January 1, 2001 to September 30, 2001 the company generated $8,082 in business expenses.


Rescission of DCP Limited Acquisition


On November 1, 2001, Make Your Move, Inc.'s (MYM) board of directors and DCP Limited's (DCP) board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP (the parties) agreed that it was in both parties best interest to remain "independent entities." MYM wanted to remain an independent entity because it is a develop-ment stage company that proposes to develop new technology and proposes to grow and develop a major business. And the success of MYM's proposed busi-ness is not contingent upon its relationship with DCP. DCP wanted to remain an independent entity becasue it has no interest in developing new technology or expanding its business. In addition DCP wants to retain 100% ownership in its patents, copyrights and trademarks.



MYM and DCP executed the rescission agreement on November 1, 2001. All ownership interest was returned to DCP. Mr. Rolling holds a 55% ownership interest in DCP. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time.



During the period from June 30, 2001 to November 1, 2001 that DCP was wholly owned by MYM, DCP had no significant business activities and during the period DCP generated $2,695 in total business expenses. During that same period, from June 30, 2001 to November 1, 2001 DCP generated $0 in sales. As of September 30, 2001, DCP was not producing or selling products.


Management Agreement With DCP Limited


On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" DCP's games Cube
Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon and related products into the Company's proposed game technology i.e. proposed game system and related products or proposed online game site and related products. The future opportunity begins when MYM has developed its proposed game technology and is ready to incorporate the proposed product line. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP. (Refer to Item 12 of 10-KSB/A, Management Agreement)


Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the period between June 30, 2001 and September 30, 2001.

Amendments to Management Agreement

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception.


The parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. After seeking and receiving competitive bids for management services, DCP Limited determined that it would have to pay this same amount to a non-affiliated party. MYM's management services would include the maintenance of DCP's books and records, preparation of state and local filings, hiring of auditors and accounts to complete annual reviews and prepare federal and state tax returns and anything else to maintain the company in good standing. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP.


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


The parties agreed that the agreement could be cancelled by either party at any time. Upon cancellation, both parties agreed that MYM (the Company) would own 100% of the rights to all the artwork designs, product designs or services that the Company produces or develops related to DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon and that all management payments between the parties would immediately stop.



The parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.

As stated in the management agreement, the parties agree that upon MYM's successfully reaching $10 million in sales of DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon over the five year term of their agreement, that DCP would transfer ownership of its intellectual properties for these games. In addition, upon the decision of DCP to sell any, all or part of its' intellectual properties related to Cube Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon, the parties agreed that MYM could exercise a right of first refusal with a one year expiration. Upon the transfer of DCP's intellectual properties to MYM or another party during the term of their management agreement, the parties agreed that the management agreement would be considered cancelled and would be immediately terminated.



he parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation (the transfer of DCP's intellectual properties). MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.


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

As part of the management agreement the parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The parties' agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.


DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into future game technology that MYM proposes to develop. In the amended management agreement, the parties define the "future opportunity to combine" to mean that when MYM had completed the development of its proposed game system and proposed online game site, that MYM could incorporate DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon into MYM's proposed game system and incorporate the same games into MYM's proposed online game site.





Acquisition of Allpaq Technologies Corporation

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

Rescission of Allpaq Technologies Corporation Acquisition

On November 1, 2001 Make Your Move, Inc.'s (MYM) board of directors and Allpaq Technologies Corporation's board of directors voted to mutually rescind the acquisition of Allpaq. After further due diligence by MYM's management in regard to Allpaq's business activities, MYM's management determined that Allpaq did not possess the technological know how that MYM needed to develop the technology for its proposed game system. The Parties executed the mutual rescission agreement on November 1, 2001 and MYM's board of directors and Allpaq's board or directors voted to make the rescission effective from inception.

Upon the execution of the "Mutual Rescission Agreement" between MYM and Allpaq, the 2,000,000 post split shares issued to Allpaq were considered canceled and all shares and certificates were to be immediately surrendered and returned to MYM. MYM returned all 100,000 shares of Allpaq stock to the company on November 27, 2001.


On November 27, 2001, the Company was informed by the President and CEO of Allpaq Technologies Corporation, that the physical certificates that the Company had issued to Allpaq, were missing. On November 27, 2001 MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent and the certificates and issued shares were then canceled. As of September 30, 2001 having rescinded the acquisition transaction, which was created on June 30, 2001, the consideration pertaining to the issuance of these shares was classified as a receivable because it was owed to the company similar to a subscription receivable. The Company will record the cancellation of the shares and receivable during the first quarter of the Company's fiscal year, quarter ending December 31, 2001. We have analyzed this in accordance with GAAP.


During the period that Allpaq was wholly owned by MYM, Allpaq had no business activities and incurred no expenses. At no time before the period that Allpaq was wholly owned by MYM, did MYM participate in any business activities with Allpaq nor did MYM own any of Allpaq shares or any percentage of Allpaq's company.

INTELLECTUAL PROPERTIES


As of the Company's fiscal year end, September 30, 2001, the Company had not filed for and did not own any patents, copyrights or trademarks. The Company is in the process of developing patents for its proposed game system and anticipates filing patents on the proposed game system during the fourth quarter of the Company's fiscal year. Present, future and contemplated intellectual properties (IP) are very important to the Company's business. Management believes that the Company's ability or inability to protect its intellectual properties will have a direct and possible adverse effect on the Company's business. If the Company is unable to protect its IP rights then the Company will lose market share to the competitor who has made the infringement. Management will take all steps necessary to protect the Company's IP rights, however, Management states that there is no guarantee that it will be successful at accomplishing that goal.



The following table depicts the intellectual property protection to the games that the Company has exclusives rights to sell as a part of a management agreement with DCP. (Refer to Item 12 of 10-KSB/A, Management Agreement).



IP Protection: Patents Issued     Copyrights Issued   Trademarks Issued
-----------------------------------------------------------------------------
Cube Checkers     Yes (1997)          Yes                     Yes
Doubles Chess     No.                 Yes                     Yes
Doubles Checkers  No                  Yes                     Yes
Doubles Backg.    No                  Yes                     Yes




DCP has only one issued patent and that is for Cube Checkers. The company has not filed any other patents. The duration of DCP's patent on Cube Checkers is for seventeen years. As of the Company's fiscal year end, September 30, 2001, there were approximately 11years remaining on the patent issued for Cube Checkers. The intellectual property (IP) protection on DCP's games will not prevent other companies from developing their own versions of the classic games of chess, checkers and backgammon. The IP's are intended to prevent other companies from infringing upon DCP's versions of the classic games of chess checkers and backgammon.


DISTRIBUTION METHODS FOR PRODUCTS AND SERVICES


As a proposed designer, developer and marketer of what the Company believes will be distinctive, high quality, branded games and proposed game system, the Company plans to penetrate the markets comprising independent toy retailers, toy chain stores and department stores, smaller department stores, discount stores, online retailers and catalog houses, specifically in that order. The Company plans to address these markets by offering unique and superior games and game systems with unprecedented game experiences and marketing support. The Company plans to establish a national sales representative program to assist the Company in penetrating these markets.



The Company plans to distinguish itself in the market by highlighting the distinct features and functionality of its proposed games and game systems capable of delivering a wide range of traditionally proven and new games. The Company's planned marketing of a previously unavailable ultimate game experience should clearly separate the Company's proposed product line from the competition.

The Company plans to market its proposed board games to the mass market. In order to reach that broad market, the Company plans to focus on the following channels of distribution: Discount Retailers, Toy Chains, Food and Drug Chains, Specialty Game Stores, Hobby Stores, Educational Stores, Online Retailers and Game Catalogs.



The Company plans to initially market its proposed game system to high end users who possess more discretionary income. In order to reach that market segment, the Company plans to target the following areas for distribution of the proposed game system and game software: Upscale Catalogs, Department Stores, Specialty Stores, Exclusive Toy Stores, and Electronics Stores.


The Company plans to develop a promotional kit for marketing to the individual game user and retail store, which Management believes will prove successful. The Company plans to include the following in the promotional kit: Press Releases, Picture Packet, Radio Script, Talking Points, Ad Slicks

Future marketing efforts will be supported by: MYM E-mail Game User Newsletter, MYM Web Page, Zip-code locator, Product information

Promotional efforts will include: Game tournaments, Full time Public Relations support


Individual Game Users: The Company plans to position its proposed product line for individual game users in locations where they can easily access and purchase the proposed products and proposed services. In addition to the Company's proposed website where the Company plans to sell online game membership subscriptions and its proposed product line, the Company plans to position its proposed product line in traditional retail stores on television via home shopping channels and in mail order catalogs. The Company plans to offer the proposed game system hardware and proposed software initially through high-end specialty retailers and catalogs.


Individual Retail Stores: The target individual retailers are, in order of preference: independent toy retailers, toy chain stores and department stores, smaller department stores, discount stores, online retailers and catalog houses.


As a first priority, the Company plans to target independent toy retailers; because management believes they may have the greatest need for the Company's proposed product line and proposed services, which the Company proposes to include distinct, exclusive merchandise and professional marketing tools.



Once the Company targets larger chains and department stores, the Company plans to create a different value and sales proposition in order to avoid brand confusion and so that the proposed product line available in larger stores are not necessarily in conflict or competition with smaller independents. The Company plans to also distribute content for its proposed game system that is unique for that chain or department store.

NEW PRODUCTS


As of the Company's fiscal yearend, September 30, 2001, the Company was researching the development of its proposed product line. The Company anticipates that in order for it to complete its research and development and do a full launch of its proposed product line the Company will have to raise $2 million. Upon the successful raise of capital, the Company anticipates market testing its proposed product line in 2002 during the second, third and fourth quarters of the calendar year. The Company anticipates an official launch of its entire proposed product line in 2002 during the fourth quarter of the calendar year or in 2003, during the first quarter of the calendar year.





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

In the fourth quarter of the Company's 2001 fiscal year, the Company incurred cost associated with research and development. The Company was researching the development of its proposed game system. In addition, the Company was researching the development its proposed online game site, which the Company anticipates deploying in the second or third quarter of 2002 and will be accessed through the domain address, www.mymgames.com, which is owned by the Company. The domain will not be active until the second or third quarter of the Company's 2002 fiscal year. The Company has spent $75,293 researching and developing its corporate identity and redesigning and developing new artwork for the game packaging of the four board games that the Company proposes to produce based on the patents, copyrights and trademarks DCP owns. DCP is an affiliated company. The four DCP game titles that the Company proposes to initially produce board games for are: Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon which are DCP's versions of the classic games of chess, checkers and backgammon. The Company plans to research and develop other products based on the board games mentioned above. The Company plans to take steps to develop its own intellectual properties.


The following is a break down of the development cost that the Company incurred for the research and development of the Company's corporate identity and the cost incurred for the redesign and development of the board game packaging for the board games that the Company proposes to produce based on DCP's board games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. The research and development cost breakdown is as follows:

MYM Corporate Logo:                                           $33,484.59
MYM Redesigned Package for Cube Checkers:                     $9,177.57
MYM Redesigned Package for Doubles Chess:                     $9105.82
MYM Redesigned Package for Doubles Checkers:                  $7838.94
MYM Redesigned Package for Doubles Backgammon:                $5708.82
Size Adjustment of Boxes and Boards:                          $9,977.26
-----------------------------------------------------------------------
Total Research and Development Cost:                          $75,293


As of the Company's fiscal yearend, September 30, 2001the Company has generated no sales and thus no research and development cost have been passed on to customers.


EMPLOYEES


As of the Company's fiscal year end, September 30, 2001 the Company had one fulltime employee, Mr. Henry Rolling and one part time employee, Mrs. Kristin Rolling. Mr. Rolling currently serves as the Company's President and Mrs. Rolling currently serves part time as the Company's secretary and controller.



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


On November 27, 2001, the Company was informed by the President and CEO of Allpaq Technologies Corporation, that the physical certificates that the Company had issued to Allpaq, were missing. On November 27, 2001 MYM filed a FORM X-17F 1A (Missing/Lost/Stolen/Counterfeit Securities Report) reflecting the loss of the certificates with the company's transfer agent and the certificates and issued shares were then canceled. As of September 30, 2001 having rescinded the acquisition transaction, which was created on June 30, 2001, the consideration pertaining to the issuance of these shares was classified as a receivable because it was owed to the company similar to a subscription receivable. The Company will record the cancellation of the shares and the receivable during the first quarter of the Company's fiscal year, quarter ending December 31, 2001. We have analyzed this in accordance with GAAP.

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

THE COMPANY'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS


Over the past two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which the Company anticipates will include producing and selling its proposed board games, generating revenues from its proposed online game site and completing the research and development of its proposed game system technology, the Company's management estimates the Company may need $2 million to completely rollout its operations. The Company has no contractually committed funds and therefore a material uncertainty does exist for the Company.



Over the next twelve months the Company's present shareholders have orally stated that they will loan the Company $2 million to initially fund the Company's business operations. The Company has no written contracts to this effect and therefore a material uncertainty does exist that the present shareholders may decide not to loan these funds to the Company. The Company has no means of enforcing their oral statements.



The principal stockholder, Mr. Henry Rolling, has orally stated that he will loan the Company the majority of the funds that it is seeking to raise. Mr. Rolling has the ability to loan the majority of these funds based on his personal earnings that he generated while playing and starting at outside linebacker in the National Football League (NFL) for eight seasons from 1987 to 1995. Mr. Rolling played for the Tampa Buccaneers, the San Diego Chargers and the Los Angeles Rams. Mr. Rolling is under no contractual obligation to loan the Company the majority of the funds that it is seeking. Therefore a material uncertainty does exist for the Company that Mr. Rolling may decide not to loan any funds to the Company. The Company has no means of enforcing Mr. Rolling's oral statements.



If the Company does not receive funding from the present shareholders then the Company plans to file an SB-2 to register Company's shares. However, the Company may not succeed in its efforts to file and have a registration declared effective and therefore a material uncertainty does exist for the Company. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.



The Company has no other sources of funds and therefore a material uncertainty does exist for the Company. If the Company is unsuccessful at raising $2 million, then the Company will not be able to initiate its full business rollout and therefore, the Company's growth will be impeded and the Company will be forced to discontinue its business operations.


Proposed Rollout of the Company's Proposed Business


The Company plans to begin full business operations and believes it can satisfy its cash requirements over the next twelve months with a successful raise of $2 million. The Company's management believes that these funds can provide the Company with the necessary capital to do a complete rollout of the Company's business. The Company's management believes the Company can begin to generate enough revenues that will in turn allow the Company to fund future growth internally without the need for the Company to raise additional capital in twelve months. The Company's complete business rollout includes:



* A launch and production of the Company's proposed board games and proposed online game site
* Increased research and development expenditure in regard to the Company's proposed game technology development, which includes the new proposed game systems and the development of the Company's proposed online game site.
*    Hiring of sales and marketing personnel
*    Hiring of internal research and development personnel
*    Hiring of general administration personnel
* Attendance by the company at all tradeshows that are relevant to marketing the Company's proposed game system, proposed board games and proposed online game site, e.g. The New York Toy Fair and Comdex Tradeshow
* Place full page colored ads in magazines and periodicals to advertise the Company's proposed game system, proposed board games and proposed online game site.
*    Place Radio ads to advertise the Company's proposed online game site.


The following is the Company's anticipated use of funds:

Total Funds:  $2,000,000
Anticipated Use of Funds

Sales & Marketing             $ 750,000
Research & Development          300,000
Beginning Inventory             250,000
Costs of Issuance               160,000
Other Working Capital           540,000
                             ----------
Total Uses                   $2,000.000
                             ==========

As of the Company's fiscal year end, September 30, 2001 Mr. Henry Rolling the President and principal stockholder of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $193,000 total capital contributed by both he and the former president during the fiscal year 2001, approximately $81,441 was for services rendered by them to the company, $75,409 for the redesign of packaging for the contemplated sales of the Company's proposed product line, $15,000 for investment banking services, $6,980 for audit services, and the balance of $14,798 for other general and administrative expenses including rent and transfer and filing fees.

Make Your Move, Inc.'s Long Term Financing Plan


As part of the Company's long-term plan, the Company plans to file a registration statement Form SB-2 and engage a registered broker dealer to sell the Company's securities to raise $3 million to $5 million. A material uncertainty may exist for the Company because it may not succeed in its efforts to file and have a registration declared effective. In addition, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities.


Management's Contingency Plans For Funding

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


If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register Company's shares. However, the Company may not succeed in its efforts to file and have a registration declared effective and therefore a material uncertainty does exist for the Company. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.


PRODUCT RESEARCH AND DEVELOPMENT AND PRODUCT LAUNCH


As of the Company's fiscal year end, September 30, 2001, the Company was a development stage company. The Company had not designed or manufactured any hardware components or board games and had not written any software programs for game play. During the third and fourth quarter of the Company's fiscal year, yearend September 30, 2001, the Company was finalizing the new artwork, rules, order forms and business reply cards for the board games it plans to produce based on DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. DCP is an affiliated company. In addition, the Company was researching the development of its proposed online game site and finalizing the feasibility of developing a new game system for playing board games. Over the next twelve months the Company anticipates that it will continue to generate research and development expenses related to its proposed product line.



Over the next twelve months the Company anticipates that in order to complete its research and development and do a launch of its proposed product line, the Company will have to raise $2 million. Upon the successful raise of $2 million the Company anticipates a product launch of its proposed board games and proposed online game site in 2002 followed by a product launch of its proposed game system in 2003.


Proposed Board Games


As of the Company's fiscal year end, September 30, 200, the Company had not completed the development of any board game products and had not generated any revenues from sales. The Company anticipates that the development of the proposed board games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon may be completed in the first quarter of the Company's fiscal year, quarter ending December 31, 2001. The Company plans to target the second quarter of 2002 to begin a product launch and plans to create samples of the proposed board games during that period to solicit orders from retailers. The Company anticipates realizing revenues from the sale of the proposed board games in the third quarter of the Company's fiscal year.




Proposed Online Game Site


As of the Company's fiscal year end, September 30, 2001 the Company had not started the development of its proposed online game site and had not generated any revenues from online game membership subscription sales. The Company anticipates that its proposed online game site may be completed by the end of the first quarter of 2002 and plans to target the end of the first quarter of 2002 to launch the proposed online game site. The Company anticipates that it will begin to generate revenues from selling online game membership subscriptions to the proposed online game site during the second quarter of 2002.

Proposed Game System


As of the Company's fiscal year end, September 30, 2001, the Company had not started the development of its proposed game system and had not generated any revenues from sales. The Company anticipates that the development of its proposed game system may be completed by the end of the fourth quarter of 2002. The Company plans to target the first quarter of 2003 to begin a product launch and anticipates realizing revenues in the third quarter of 2003 from sales of its proposed game system.


GENERAL

Make Your Move, Inc.

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

Management Agreement With DCP Limited


On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" DCP's games Cube
Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon and related products into the Company's proposed game technology i.e. proposed game system and related products or proposed online game site and related products. The future opportunity begins when MYM has developed its proposed game technology and is ready to incorporate the proposed product line. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP. (Refer to Item 12 of 10-KSB/A, Management Agreement)


Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the period between June 30, 2001 and September 30, 2001.

Amendments to Management Agreement

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception.


The parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. After seeking and receiving competitive bids for management services, DCP Limited determined that it would have to pay this same amount to a non-affiliated party. MYM's management services would include the maintenance of DCP's books and records, preparation of state and local filings, hiring of auditors and accounts to complete annual reviews and prepare federal and state tax returns and anything else to maintain the company in good standing. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP.


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


The parties agreed that the agreement could be cancelled by either party at any time. Upon cancellation, both parties agreed that MYM (the Company) would own 100% of the rights to all the artwork designs, product designs or services that the Company produces or develops related to DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon and that all management payments between the parties would immediately stop.



The parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.



As stated in the management agreement, the parties agree that upon MYM's successfully reaching $10 million in sales of DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon over the five year term of their agreement, that DCP would transfer ownership of its intellectual properties for these games. In addition, upon the decision of DCP to sell any, all or part of its' intellectual properties related to Cube Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon, the parties agreed that MYM could exercise a right of first refusal with a one year expiration. Upon the transfer of DCP's intellectual properties to MYM or another party during the term of their management agreement, the parties agreed that the management agreement would be considered cancelled and would be immediately terminated.



The parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation (the transfer of DCP's intellectual properties). MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.


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

As part of the management agreement the parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The parties' agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.


DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into future game technology that MYM proposes to develop. In the amended management agreement, the parties define the "future opportunity to combine" to mean that when MYM had completed the development of its proposed game system and proposed online game site, that MYM could incorporate DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon into MYM's proposed game system and incorporate the same games into MYM's proposed online game site.





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

The directors and executive officers of the company were as of September 30, 2001:

Henry Rolling                   CEO, President, Director                7/1/2001
Kristin Rolling                 Secretary, Controller                   7/1/2001
Dr. Luther Mack, Jr.            Director                                7/1/200
Stuart L. Brown                 Director                                7/1/2001
John Vallagi                    President, Director            Resigned 7/1/2001
Karen Fowler                    Secretary, Treasurer, Director Resigned 7/1/2001

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

Mr. Henry Rolling the current president has devoted substantially all of his time managing Make Your Move, Inc. business since the Company's inception and has not devoted any of his time towards the business of another company including DCP Limited, the company he founded in 1996.

Mr. Rolling has devoted substantially all of his time towards developing the business of the Company and has put tremendous efforts toward adding board game products, researching the development of the Company's proposed game system and finding the human resources to develop the Company's proposed online game site in addition to looking for content for the Company's proposed online game site.

Other executives of the Company have not provided services for any outside companies or affiliates of the Company or Mr. Rolling. Mrs. Kristin Rolling has devoted substantially all of her time toward the business of Make Your Move, Inc. (the Company). The Company's executives are committed to the business of Make Your Move, Inc. and any business opportunities that arise will be Make Your Move, Inc. business.

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

ITEM 10. EXECUTIVE COMPENSATION

During fiscal year 2001, the Company paid the following compensation to the Company's officers and directors:

Cash Compensation - None
Non-cash Compensation-None
Stock Compensation-None








---------------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
                                            Long Term Compensation
                           Annual Compensation      Awards                    Payouts
(a)             (b)           (c)           (d)           (e)           (f)            (g)           (h)           (i)
Name and        Year          Salary ($)    Bonus ($)     Other Annual  Restricted     Securities    LTIP Payouts  All Other
Principle                                                 Compensation  Stock          Underlying    ($)           Compensation
Position                                                  ($)           Award(s) ($)   Options/SARs                ($)
                                                                                       (#)
CEO             2001          $0            $0            $0            $0             0             $0            $0
Henry Rolling   ------
                ------
A               2001          $0            $0            $0            $0             0             $0            $0
President       ------
Henry Rolling   ------
B               2001          $0            $0            $0            $0             0             $0            $0
Secretary,      ------
Controller      ------
Kristin Rolling
C               2001          $0            $0            $0            $0             0             $0            $0
President       ------
(Resigned       ------
7/1/01)
John Vallagi
D               2001          $0            $0            $0            $0             0             $0            $0
Secretary,      ------
Treasure        ------
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

Management  Compensations:   MYM  and  DCP  (the  Parties)  have  amended  their
management agreement to disclose that Parties agree that MYM will manage the operations of DCP for a 5 year term. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. After seeking and receiving competitive bids for management services,DCP Limited determined that it would have to pay this same amount to a non-affiliated party. MYM's management services would include the maintenance of DCP's books and records, preparation of state and local filings, hiring of auditors and accounts to complete annual reviews and prepare federal and state tax returns and anything else to maintain the company in good standing. Such payment shall be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement are from June 30, 2001 through June 30,2006. Upon expiration of the management agreement, the Parties agreed that the management agreement would be automatically renewed for another 5 year term unless canceled in writing by either party.

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


Name     Title                            Common Shares             % Class
-----------------------------------------------------------------------------
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

Acquisition of DCP Limited

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


On June 30, 2001, DCP Limited (DCP) was acquired by Make Your Move, Inc. (MYM, formerly Pacific Sports Enterprises, Inc.). DCP is a board game company, that Mr. Henry Rolling (Mr. Rolling), the president of MYM, founded in 1996. Mr. Rolling holds a 55% ownership interest in DCP. Mr. Rolling has not provided any management services for DCP since the end of 1999 and is currently devoting substantially all of his time toward developing the business of Make Your Move, Inc. There are no formal or informal compensation arrangements between Mr. Henry Rolling and DCP.



Since  1999  DCP has had no  significant  sales.  In  2000,  DCP  sales  of Cube
Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon totaled $28,432, which was 8% of 1999's total sales of $323,951 of the same games. In 2001, the company generated $0 in sales.



Since 1999 DCP has had no significant business activities. In 2000, DCP generated $19,938 in total business expenses, which was 9% of 1999 total business expenses of $207,404. From January 1, 2001 to September 30, 2001 the company generated $8,082 in business expenses.


Rescission of DCP Limited Acquisition


On November 1, 2001, Make Your Move, Inc.'s (MYM) board of directors and DCP Limited's (DCP) board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP (the parties) agreed that it was in both parties best interest to remain "independent entities." MYM wanted to remain an independent entity because it is a develop-ment stage company that proposes to develop new technology and proposes to grow and develop a major business. And the success of MYM's proposed busi-ness is not contingent upon its relationship with DCP. DCP wanted to remain an independent entity becasue it has no interest in developing new technology or expanding its business. In addition DCP wants to retain 100% ownership in its patents, copyrights and trademarks.

MYM and DCP executed the rescission agreement on November 1, 2001. All ownership interest was returned to DCP. Mr. Rolling holds a 55% ownership interest in DCP. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time.



During the period from June 30, 2001 to November 1, 2001 that DCP was wholly owned by MYM, DCP had no significant business activities and during the period DCP generated $2,695 in total business expenses. During that same period, from June 30, 2001 to November 1, 2001 DCP generated $0 in sales. As of September 30, 2001, DCP was not producing or selling products.


Management Agreement With DCP Limited


On November 1, 2001 MYM's board of directors and DCP's board of directors voted to enter into a management agreement and further voted to make it effective June 30, 2001. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" DCP's games Cube
Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon and related products into the Company's proposed game technology i.e. proposed game system and related products or proposed online game site and related products. The future opportunity begins when MYM has developed its proposed game technology and is ready to incorporate the proposed product line. DCP is an affiliated company and MYM has no direct or indirect ownership interest in DCP. (Refer to Item 12 of 10-KSB/A, Management Agreement)


Make Your Move, Inc. (MYM) did not provide any management services for DCP Limited (DCP) during the period between June 30, 2001 and September 30, 2001.

Amendments to Management Agreement

On February 7, 2002 MYM's board of directors and DCP's board of directors voted to amend the original management agreement in order to clarify and establish the terms and conditions of the business relationship between the parties. MYM's board of directors and DCP's board of directors voted to make the amendment effective from inception.


The parties agreed that MYM would manage the operations of DCP for a 5 year term. The agreement shall automatically be renewed on a yearly basis. DCP agreed that it would pay $25,000 per year for the next 5 years for MYM's management services. After seeking and receiving competitive bids for management services, DCP Limited determined that it would have to pay this same amount to a non-affiliated party. MYM's management services would include the maintenance of DCP's books and records, preparation of state and local filings, hiring of auditors and accounts to complete annual reviews and prepare federal and state tax returns and anything else to maintain the company in good standing. Such payment would be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement were from June 30, 2001 through June 30, 2006. MYM believes that it will have to provide less than 10% of any employee resource to discharge its management services to DCP.

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


The parties agreed that the agreement could be cancelled by either party at any time. Upon cancellation, both parties agreed that MYM (the Company) would own 100% of the rights to all the artwork designs, product designs or services that the Company produces or develops related to DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon and that all management payments between the parties would immediately stop.



The parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.



As stated in the management agreement, the parties agree that upon MYM's successfully reaching $10 million in sales of DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon over the five year term of their agreement, that DCP would transfer ownership of its intellectual properties for these games. In addition, upon the decision of DCP to sell any, all or part of its' intellectual properties related to Cube Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon, the parties agreed that MYM could exercise a right of first refusal with a one year expiration. Upon the transfer of DCP's intellectual properties to MYM or another party during the term of their management agreement, the parties agreed that the management agreement would be considered cancelled and would be immediately terminated.



The parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation (the transfer of DCP's intellectual properties). MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. MYM will have no other payment obligations to DCP.

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

As part of the management agreement the parties agreed that MYM is not obligated to sell any products related to DCP's, intellectual properties. The parties' agreement as it relates to sales is on a best efforts basis only and there are no minimum or maximum sales quantities that MYM must achieve under this agreement.


DCP received 100,000 shares of MYM common stock for MYM's "future opportunity to combine" four of DCP's games into future game technology that MYM proposes to develop. In the amended management agreement, the parties define the "future opportunity to combine" to mean that when MYM had completed the development of its proposed game system and proposed online game site, that MYM could incorporate DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon into MYM's proposed game system and incorporate the same games into MYM's proposed online game site.


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


Over the next twelve months the Company's present shareholders have orally stated that they will loan the Company $2 million to initially fund the Company's business operations. The Company has no written contracts to this effect and therefore a material uncertainty does exist that the present shareholders may decide not to loan these funds to the Company. The Company has no means of enforcing their oral statements.



The principal stockholder, Mr. Henry Rolling, has orally stated that he will loan the Company the majority of the funds that it is seeking to raise. Mr. Rolling has the ability to loan the majority of these funds based on his personal earnings that he generated while playing and starting at outside linebacker in the National Football League (NFL) for eight seasons from 1987 to 1995. Mr. Rolling played for the Tampa Buccaneers, the San Diego Chargers and the Los Angeles Rams. Mr. Rolling is under no contractual obligation to loan the Company the majority of the funds that it is seeking. Therefore a material uncertainty does exist for the Company that Mr. Rolling may decide not to loan any funds to the Company. The Company has no means of enforcing Mr. Rolling's oral statements.



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

The Parties agree that Mr. Henry Rolling will manage the affairs of DCP but will devote substantially all of his time towards the business of MYM.

The Parties agree that as part of this agreement MYM will have exclusive rights to produce any products based on the four DCP's games titles that are part of the management agreement and that MYM will own 100% of the artwork designs product designs and services that the Company develops or produces based on those four DCP game titles.

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

                  By /s/ Stuart L. Brown
                  ----------------------
                  Stuart L. Brown                              November 19, 2001
                  Director

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT NUMBER                   DESCRIPTIONS                           NUMBERED

1. *Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000).

2. *Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed November 17, 2000).

3. **Asset purchase agreement between DCP Ltd. and Make Your Move, Inc. -- Dated June 30, 2001.

4. **Rescission Agreement between DCP Ltd. and Make Your Move, Inc. -- Dated November 10, 2001.

5. **Management  Agreement  between DCP Ltd. and Make Your Move,  Inc. -- Dated:
     June 30, 2001.

6. **Exchange Agreement and Plan of Reorganization between Make Your Move and Allpaq Technologies Corporation -- Dated: September 1, 2001

7. **Mutual Rescission Agreement and Release of All Claims between Make Your Move, Inc. and Allpaq Technologies Corporation -- Dated November 10, 2001

8. **Exclusive Supplier Agreement between Make Your Move, Inc. and Viscus Coffee International, Inc.

9. **Mutual Rescission of Exclusive Supplier Agreement and Release of All Claims between Make Your Move, Inc. and Viscus Coffee International, Inc. dated November 10, 2001

10.**Investment  Banking  Agreement  between  Make Your  Move,  Inc.  and George
     Schneider Dated 6-19-2001

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

** Previously filed and incorporated by reference to the company's Form 10KSB/A filed March 11, 2002 with Securities and Exchange Commission.