Form 10QSB/A
period 2001-12-31
MAKE YOUR MOVE INC
filed 2002-04-29
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



      Nevada                                             33-0925319
--------------------------------            ------------------------------------
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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September, 2001 was 12,100,000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Condensed Balance Sheets
September 30, 2001 and December 31, 2001 (un-audited)......................... 3

Un-audited Condensed Statements of Operations for the
three months ended December 31, 2001and 2000, and cumulative from inception on September 28, 1998 through December 31, 2001 ............... 4

Un-audited Condensed Statements of Cash Flows for the three months ended December 31, 2001 and 2000, and cumulative from inception on September 28, 1998 through December 31, 2001 ............... 5

Statement of Changes in Stockholders' equity for the period from inception on September 28, 1998 through December 31, 2001 (un-audited) .. 6

Notes to Financial Statements (un-audited).................................... 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS............................. 7 - 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

PART II - OTHER INFORMATION.................................................. 11

ITEM 1 LEGAL PROCEEDINGS .................................................... 11

ITEM 2 CHANGES IN SECURITIES ................................................ 11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 11

ITEM 5 OTHER INFORMATION..................................................... 11

INDEX TO EXHIBITS............................................................ 11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS


                                                      December 31, September 30,
                                                          2001          2001
                                     ASSETS

CURRENT ASSETS-Cash                                   $         21  $         60
                                                     ------------- -------------

                                                      $         21  $         60
                                                     ============= =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES-Accounts payable                 $       8,214  $     11,289
                                                     ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000
  shares authorized, none issued                                 -             -

Common stock, par value $.001, 50,000,000
  shares authorized, 10,100,000 and
  12,100,000 issued and outstanding, respectively           10,100        12,100
  Paid-in capital                                           54,900       352,900
  Contributed capital                                      266,896       193,328
  Receivable from shareholder                                    -      (300,000)
  (Deficit) accumulated during the development stage      (340,088)     (269,557)
                                                     ------------- -------------
Total Stockholders' Equity                                  (8,193)      (11,229)
                                                     ------------- -------------
                                                      $         21  $         60
                                                     ============= =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                    Cummulative
                                                                       from
                                                                   September 30,
                                               Three Month             1998
                                              Period Ended          (Inception)
                                            December 31, 2001             to
                                       ------------- ------------- -------------
                                             2001       2000     December 31, 2001
                                       ------------- ------------- -------------
REVENUES                                $          -  $          -  $          -
                                       ------------- ------------- -------------

EXPENSES
General and administrative                    70,531             -       264,795
Research and development expense                   -             -        75,293
                                       ------------- ------------- -------------

Total expenses                                70,531             -       340,088
                                       ------------- ------------- -------------
NET (LOSS)                              $    (70,531) $          -  $   (340,088)
                                       ============= ============= =============
NET (LOSS) PER SHARE                           (0.01)       *
                                       ============= =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                10,766,667    10,000,000
                                       ============= =============

* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             MAKE YOUR MOVE, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                  Cummulative
                                                                                     from
                                                                                 September 30,
                                                             Three Month             1998
                                                           Period Ended          (Inception)
                                                          December 31, 2001           to
                                                     ------------- ------------- -------------
                                                           2001       2000     December 31, 2001
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                            $    (70,531) $          -  $   (340,088)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Common stock issued for services                               -                      15,000
  Contributed capital                                       73,568                     266,896
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable                   (3,076)            -         8,214
                                                     ------------- ------------- -------------
  Net Cash (Used) by Operating Activities                      (39)            -       (49,979)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                    50,000
                                                     ------------- ------------- -------------
  Net Cash Provided by Financing Activities                                             50,000
                                                     ------------- ------------- -------------

NET INCREASE IN CASH                                           (39)            -            21

CASH AT BEGINNING OF PERIOD,                                    60             -             -
                                                     ------------- ------------- -------------

CASH AT END OF PERIOD                                 $         21  $          -  $         21
                                                     ============= ============= =============
SUPPLEMENTAL CASH FLOWS INFORMATION

Common stock cancelled in a stock exchange
for consideration to be received                      $   (300,000)               $          -
                                                     =============               =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         (Deficit)
                                                                                                       Accumulated
                                                                                            Receivable  During the
                                             Common Stock          Paid-in    Contributed      From     Development
                                          Shares       Amount      Capital      Capital    Shareholder     Stage           Total
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, at inception                           -   $        -  $         -  $         -  $         -  $         -  $         -
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 1998                     -            -            -            -            -            -            -
Issuance of stock at $.005 per share    10,000,000       10,000       40,000                                              50,000
Net (loss) for the period                                                                                   (50,485)     (50,485)
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, September 30, 1999            10,000,000       10,000       40,000            -            -      (50,485)        (485)
Net (loss) for the year                                                                                        (485)        (485)
(audited)                             ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2000            10,000,000       10,000       40,000            -                   (50,970)        (970)
Shares issued at $.15 per share:
  For compensation                         100,000          100       14,900                                              15,000
  For acquisition                        2,000,000        2,000      298,000                  (300,000)                        -
Contributed capital                                                               193,328                                193,328
Net (loss) for the year                                                                                    (218,587)    (218,587)
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2001            12,100,000       12,100      352,900      193,328     (300,000)    (269,557)     (11,229)
(unaudited)
Cancellation of outstanding shares      (2,000,000)      (2,000)    (298,000)                  300,000                         -
Contributed capital                                                                73,568                                 73,568
Net (loss) for the period                                                                                   (70,531)     (70,531)
                                      ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001             10,100,000   $   10,100  $    54,900  $   266,896  $         -  $  (340,088) $    (8,193)
(unaudited)                           ============ ============ ============ ============ ============ ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                  (un-audited)

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

RESULTS OF OPERATIONS

A year ago to date, during the first quarter ended December 31, 2000 of the Company's fiscal year, the Company had no operations. During the first quarter ended December 31, 2001 of the Company's fiscal year, the Company had limited business operations and generated no revenues from its operations. During the quarter, the Company continued researching the development of a proposed game system but generated no expenses to that end. There were no expenses associated with the research of the proposed game system, because Mr. Rolling personally performed the research and did not receive any compensation from the Company. Many hours were spent researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified. In regard to the software operating system that the Company intends to use for the proposed game system, time was spent determining which software operating system should be utilized. Mr. Rolling will not seek reimbursement for his time spent on this research.

As of December 31, 2001 the Company had finished the redesign of the packaging for the four games the Company gained the exclusive rights for via a management agreement with DCP, Limited, an affiliated company.

The Company generated no expenses for research and development during the most recent quarter.

OVER THE NEXT TWELVE MONTHS

Over the last two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which constitutes producing and selling board games, generating online game site subscriptions and completing the development of the game system technology, the Company's management estimates the Company will need $2 million to completely rollout its operations. The Company has no contractually committed funds. Over the next twelve months the Company's present shareholders have orally stated that they will loan the Company $2 million to initially fund the Company's business operations. The Company has no written contracts to this effect and therefore a material uncertainty does exist that the present shareholders may decide not to loan these funds to the Company. The Company has no means of enforcing their oral statements.

With these funds, the Company plans to begin full business operations and management believes the Company can satisfy its cash requirements for the next twelve months.

If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register the Company's securities however, the Company may not succeed in its efforts to file and have a registration declared effective and therefore a material uncertainty does exist for the Company. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.

The Company has no other sources of funds and therefore a material uncertainty does exist for the Company. If the Company is unsuccessful at raising $2 million, then the Company will not be able to initiate its full business rollout and therefore, the Company's growth will be impeded and the Company will be forced to discontinue its business operations.

RESEARCH AND DEVELOPMENT

The Company has spent considerable time researching the development of its proposed game system, the Generator I. The Company did not generate any research and development expenses.

There were no expenses associated with the research of the proposed game system, because Mr. Rolling personally performed the research and did not receive any compensation from the Company. Many hours were spent researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified. In regard to the software operating system that the Company intends to use for the proposed game system, time was spent determining which software operating system should be utilized. Mr. Rolling will not seek reimbursement for his time spent on this research.

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

The parties agree that upon MYM's successfully reaching $10 million in sales of DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon over the five year term of their agreement, that DCP would transfer ownership of its intellectual properties for these games. In addition, upon the decision of DCP to sell any, all or part of its' intellectual properties related to Cube Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon, the parties agreed that MYM could exercise a right of first refusal with a one year expiration. Upon the transfer of DCP's intellectual properties to MYM or another party during the term of their management agreement, the parties agreed that the management agreement would be considered cancelled and would be immediately terminated The Parties agreed that the agreement could be cancelled by either Party at any time. Upon cancellation, both Parties agreed that MYM (the Company) would own 100% of the rights to all the product or services that the Company produced or developed related to DCP's games and that all management payments between the Parties would immediately stop. The Parties agree that MYM will record the warehoused inventory balance immediately at the time of cancellation. MYM will sell the inventory and make quarterly payments to DCP until the exact quantity of recorded inventory has been sold and DCP has been paid in full. Whatever percentage from the sliding scale is in effect would be the basis for the revenue split between MYM and DCP, less discounts, returns and allowances in regard to these sales. Upon the decision of DCP to sell any, all or part of its' intellectual properties, the Parties agreed that MYM could exercise a right of first refusal with a one year expiration.

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

INDEX TO EXHIBITS
None

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2002

Make Your Move, Inc.

/s/ Henry Rolling
-----------------
Henry Rolling
President and Director
February 25, 2002