Form 10QSB
period 2002-03-31
MAKE YOUR MOVE INC
filed 2002-06-10
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



              Nevada                                       33-0925319
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed Balance Sheets (unaudited)
        March 31, 2002 and December 31, 2001 ................................  3

        Unaudited Condensed Statements of Operations for the
        three and six months ended March 31, 2002 and 2001,
        and cummulative from inception on September 30,1998
        through March 31, 2002 ..............................................  4

        Unaudited Condensed Statements of Cash Flows for the
        six months ended March 31, 2002 and 2001,
        and cummulative from inception on September 30,1998
        through March 31, 2002 ..............................................  5

        Statement of Changes in Stockholders' equity for the period from from inception on September 30,1998 through March 31, 2002 (unaudited) 6

        Notes to Financial Statements (unaudited) ...........................  7

        Plan of operation ...................................................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ...............................7-10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K ..................................... 10

PART II - OTHER INFORMATION ................................................. 10

ITEM 1 LEGAL PROCEEDINGS .................................................... 10

ITEM 2 CHANGES IN SECURITIES ................................................ 10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 10

ITEM 5 OTHER INFORMATION .................................................... 10

INDEX TO EXHIBITS ........................................................... 10

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.



                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                         March 31, September 30,
                                                           2002          2001
                                                     ------------- -------------
                                     ASSETs
CURRENT ASSETS-Cash                                                  $        60
                                                     ------------- -------------

                                                      $          -  $         60
                                                     ============= =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-Accounts payable                  $      9,165  $     11,289
                                                     ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000
   shares authorized, none issued                                -             -

Common stock, par value $.001, 50,000,000
   shares authorized, 10,100,000 and
   12,100,000  issued and outstanding, respectively         10,100        12,100
Paid-in capital                                             54,900       352,900
Contributed capital                                        328,831       193,328
Receivable from shareholder                                      -      (300,000)
(Deficit) accumulated during the development stage        (402,996)     (269,557)
                                                     ------------- -------------
Total Stockholders' Equity                                  (9,165)      (11,229)
                                                     ------------- -------------
                                                      $          -  $         60
                                                     ============= =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Cummulative
                                                                                                    from
                                                                                               September 30,
                                                                                                    1998
                                           Three Months Ended            Six Months Ended        (Inception)
                                               March 31,                   March 31,                   to
                                             2002          2001          2002          2001    March 31, 2002
                                       ------------- ------------- ------------- ------------- --------------
REVENUES                                           -  $          -  $          -  $          -  $           -
                                       ------------- ------------- ------------- ------------- --------------
EXPENSES
   General and administrative                 62,908         3,260       133,439         3,260        327,703
   Research and development                                                                            75,293
                                       ------------- ------------- ------------- ------------- --------------
Total expenses                          $     62,908  $      3,260  $    133,439  $      3,260  $     402,996

NET (LOSS)                              $    (62,908) $     (3,260) $   (133,439) $     (3,260) $    (402,996)
                                       ============= ============= ============= ============= ==============
NET (LOSS) PER SHARE                    $      (0.01)      *        $      (0.01)       *
                                       ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF

   COMMON SHARES OUTSTANDING              10,100,000    10,000,000    10,433,333    10,000,000
                                       ============= ============= ============= ============
* less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Cummulative
                                                                                     from
                                                                                 September 30,
                                                                                     1998
                                                           Six Months Ended       (Inception)
                                                             March 31,                to
                                                           2002          2001   March 31, 2002
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net ( loss)                                        $   (133,439) $     (3,260) $   (402,996)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Contributed capital                                  135,503         3,260       328,831
      Stock issued for services                                                         15,000
   Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable             (2,124)                      9,165
                                                      ------------- ------------- -------------
        Net Cash (Used) by Operating Activities                (60)            -       (50,000)
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                   50,000
                                                     ------------- ------------- -------------
        Net Cash (Used) by Financing Activities                                -        50,000
                                                     ------------- ------------- -------------
NET INCREASE IN CASH                                           (60)            -             -
                                                     ------------- ------------- -------------
CASH AT BEGINNING OF PERIOD,                                    60             -             -
                                                     ------------- ------------- -------------
CASH AT END OF PERIOD                                  $         -  $          -  $          -


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         (Deficit)
                                                                                                        Accumulated
                                                                                            Receivable   During the
                                            Common Stock              Paid-in  Contributed     From      Development
                                           Shares       Amount        Capital    Capital    Shareholder     Stage           Total
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, at inception                            -  $         -  $         -  $         -  $         -  $         -  $         -
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 1998                      -            -            -            -            -            -            -
Issuance of stock at $.005 per share     10,000,000       10,000       40,000                                              50,000
   Net (loss) for the period                                                                                 (50,485)     (50,485)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, September 30, 1999             10,000,000       10,000       40,000            -            -      (50,485)        (485)
   Net (loss) for the year                                                                                      (485)        (485)
                                        ------------ ------------ ------------ ------------ ------------ ------------ ------------
(audited)
Balances, September 30, 2000             10,000,000       10,000       40,000            -                   (50,970)        (970)
Shares issued at $.15 per share:
   For compensation, June 30, 2001          100,000          100       14,900                                              15,000
   For acquisition, June 30,2001          2,000,000        2,000      298,000                  (300,000)                        -
   Contributed capital                                                             193,328                                193,328
   Net (loss) for the year                                                                                  (218,587)    (218,587)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 2001             12,100,000       12,100      352,900      193,328     (300,000)    (269,557)     (11,229)
(unaudited)
   Cancellation of outstanding shares    (2,000,000)      (2,000)    (298,000)                  300,000                         -
   Contributed capital                                                              73,568                                 73,568
   Net (loss) for the period                                                                                       -            -
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2001 (unaudited)  10,100,000       10,100       54,900      266,896            -     (269,557)      62,338
   Contributed capital                                                              61,936                                 61,936
   Net (loss) for the period                                                                                (133,439)    (133,439)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, March 31, 2002 (unaudited)     10,100,000  $    10,100  $    54,900  $   328,831            - $   (402,996) $    (9,165)
                                       ============ ============ ============ ============ ============ ============ ============

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (un-audited)

The Company

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

RESULTS OF OPERATIONS

A year ago to date, during the second quarter ended March 31, 2001 of the Company's fiscal year, the Company had no operations. During the second quarter ended March 31, 2002 of the Company's fiscal year, the Company had no significant business operations and generated no revenues from operations. During the quarter, the Company continued researching the development of a proposed game system but generated no expenses to that end. There were no expenses associated with the research of the proposed game system, because Mr. Rolling personally performed the research and did not receive any compensation from MYM. Many hours were spent researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified. In regard to the software operating system that we intend to use for the proposed game system, time was spent determining which software operating system should be utilized. Mr. Rolling will not seek reimbursement for his time spent on this research.

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

If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register Company's shares however, the Company may not succeed in its efforts to file and have a registration declared effective and therefore a material uncertainty does exist for the Company. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the second quarter ended March 31, 2001 of the Company's fiscal year, the Company had no operations and no capital was contributed to the Company. During the second quarter ended March 31, 2002 of the Company's fiscal year, the principal shareholder/president/CEO of the company, Henry Rolling has provided the majority of costs and expenses contributed to the company. Of the total capital contributed him for the quarter, $62,908 approximately $50,480 was for services rendered by him to the company and the balance for other general and administrative expenses including rent and transfer and filing fees.

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

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of May, 2002

Make Your Move, Inc.

/s/ Henry Rolling
Henry Rolling
President and Director
May 21, 2002