Form 10QSB
period 2002-06-30
MAKE YOUR MOVE INC
filed 2002-08-14
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



       Nevada                                            33-0925319
--------------------------------            ------------------------------------
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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2002 was 11,765,600.

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed  Balance  Sheets  June 30,  2002  (unaudited)  and
        December 31, 2001 .................................................... 3

        Unaudited  Condensed  Statements of Operations for the three
        and  nine  months   ended  June  30,  2002  and  2001,   and
        cummulative from inception on September 30,1998 through June
        30, 2002 ............................................................. 4

        Unaudited  Condensed  Statements  of Cash Flows for the nine months ended June 30, 2002 and 2001,  and  cummulative  from inception on September 30,1998 through June 30, 2002 ................. 5

        Statement of Changes in Stockholders'  equity for the period from from  inception on September  30,1998  through June 30,
        2002 (unaudited) ..................................................... 6

        Notes to Financial Statements (unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ................................7-9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K ...................................... 9

PART II - OTHER INFORMATION .................................................. 9

ITEM 1 LEGAL PROCEEDINGS ..................................................... 9

ITEM 2 CHANGES IN SECURITIES ................................................. 9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................... 9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 10

ITEM 5 OTHER INFORMATION .................................................... 10

INDEX TO EXHIBITS ........................................................... 10

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                       June 30,    September 30,
                                                         2002          2001
                                                      (unaudited)
                                                     ------------- -------------
                                     ASSETS

CURRENT ASSETS-Cash                                   $          -  $         60
                                                     ------------- -------------
                                                      $          -  $         60
                                                     ============= =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES-Accounts payable                  $      6,926  $     11,289
                                                     ------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 100,000
shares authorized, none issued                                   -             -

Common stock, par value $.001, 50,000,000
shares authorized, 11,765,600 and
12,100,000  issued and outstanding, respectively            11,766        12,100
Paid-in capital                                            303,074       352,900
Contributed capital                                        392,263       193,328
Receivable from shareholder                                      -      (300,000)
(Deficit) accumulated during the development stage        (714,029)     (269,557)
                                                     ------------- -------------
Total Stockholders' Equity                                  (6,926)      (11,229)
                                                     ------------- -------------
                                                      $          -  $         60
                                                     ============= =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 Cummulative
                                                                                                    from
                                                                                                September 30,
                                                                                                    1998
                                               Three Months Ended         Nine Months Ended     (Inception)
                                                   June 30,                    June 30,              to
                                              2002           2001         2002          2001    June 30, 2002
                                       ------------- ------------- ------------- ------------- --------------
REVENUES                                $          -  $          -  $          -  $          -  $           -
                                       ------------- ------------- ------------- ------------- --------------
EXPENSES
  General and administrative                 311,033         3,260       444,105         3,260        638,369
  Research and development                                                   367                       75,660
                                       ------------- ------------- ------------- ------------- --------------
  Total expenses                             311,033         3,260       444,472         3,260        714,029
                                       ------------- ------------- ------------- ------------- --------------
NET (LOSS)                             $    (311,033) $     (3,260) $   (444,472) $     (3,260) $    (714,029)
                                       ============= ============= ============= ============= ==============
NET (LOSS) PER SHARE                   $       (0.03)      *        $      (0.04)       *
                                       ============= ============= ============= =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                10,655,200    10,000,000    10,507,289    10,000,000
                                       ============= ============= ============= =============
*  less than $.01 per share


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Cummulative
                                                                                      from
                                                                                 September 30,
                                                                                       1998
                                                            Nine Months Ended      (Inception)
                                                                  June 30,             to
                                                           2002          2001    June 30, 2002
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net ( loss)                                        $   (444,472) $     (3,260) $   (714,029)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Contributed capital                                   198,935         3,260       392,263
     Stock issued for services                             249,840                     264,840
   Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable             (4,363)                      6,926
                                                     ------------- ------------- -------------
        Net Cash (Used) by Operating Activities                (60)            -       (50,000)
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                   50,000
                                                     ------------- ------------- -------------
        Net Cash (Used) by Financing Activities                                -        50,000
                                                     ------------- ------------- -------------
     NET INCREASE IN CASH                                      (60)            -            (0)

     CASH AT BEGINNING OF PERIOD,                               60             -             -
                                                     ------------- ------------- -------------
     CASH AT END OF PERIOD                            $          -  $          -  $          -
                                                     ============= ============= =============



                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                           (Deficit)
                                                                                                         Accumulated
                                                                                             Receivable   During the
                                               Common Stock          Paid-in   Contributed      From     Development
                                           Shares        Amount      Capital      Capital   Shareholder     Stage          Total
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, at inception                            -  $         -  $         -  $         -  $         -  $         -  $         -
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 1998                      -            -            -            -            -            -            -
Issuance of stock at $.005 per share     10,000,000       10,000       40,000                                              50,000
   Net (loss) for the period                                                                                 (50,485)     (50,485)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 1999             10,000,000       10,000      40,000             -            -      (50,485)        (485)
   Net (loss) for the year                                                                                      (485)        (485)
   (audited)                           ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2000             10,000,000       10,000       40,000            -                   (50,970)        (970)

Shares issued at $.15 per share,June 30, 2001:
   For compensation                         100,000          100       14,900                                              15,000
   For acquisition                        2,000,000        2,000      298,000                  (300,000)                        -
   Contributed capital                                                             193,328                                193,328
   Net (loss) for the year                                                                                  (218,587)    (218,587)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 2001             12,100,000       12,100      352,900      193,328     (300,000)    (269,557)     (11,229)
   (unaudited)
   Cancellation of outstanding shares    (2,000,000)      (2,000)    (298,000)                  300,000
   Contributed capital                                                              73,568                                 73,568
   Net (loss) for the period                                                                                 (70,531)     (70,531)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2001 (unaudited)  10,100,000       10,100       54,900      266,896                  (340,088)      (8,193)
   Contributed capital                                                              61,936                                 61,936
   Net (loss) for the period                                                                                 (62,908)     (62,908)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, March 31, 2002 (unaudited)     10,100,000       10,100       54,900      328,831                  (402,996)      (9,165)
   Shares issued at $.15 per share
   ,June 18,2002                          1,665,600        1,666      248,174                                             249,840
   Contributed capital                                                              63,432                                 63,432
   Net (loss) for the period                                                                                (311,033)    (311,033)
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, June 30, 2002 (unaudited)      11,765,600  $    11,766  $   303,074  $   392,263  $         -  $  (714,029) $    (6,926)
                                       ============ ============ ============ ============ ============ ============ ============

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (un-audited)

The Company

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and results of its operations and cash flows for the three and nine months ended June 30, 2002 and 2001 have been made. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

RESULTS OF OPERATIONS

A year ago to date, during the third quarter ended June 30, 2001 of the Company's fiscal year, the Company had no operations. During the third quarter ended June 30, 2002 of the Company's fiscal year, the Company had no business operations and generated no revenues from operations.

During the third quarter ended June 30, 2002 the Company solicited outside consultation from unrelated and unaffiliated parties to assist the Company in the development of its business and the development of the Company's proposed game system at a non-monetary cost in the form of the issuance of restricted common stock at 15 cents per share. The Board of Directors approved a total of $249,840 of such stock issuances for market studies and general and administrative purposes including compensation to the members of the Board of Directors.

The Company began conducting market studies to gauge the public acceptance of the company's proposed development of a new game system and online game site. During the quarter, the Company continued researching the development of a proposed game system but generated minor expenses of this type. Mr. Rolling personally performed the research and did not allocate his compensation to that category as provided under generally accepted accounting principles ( GAAP).

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

If and when these funds become available, the Company plans to begin full business operations and management believes the Company can satisfy its cash requirements for the next twelve months from that time.

If the Company does not receive funding from the principal stockholders then the Company plans to file an SB-2 to register Company's shares however, the Company may not succeed in its efforts to file and/or have a registration statement declared effective. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.

The Company has no other sources of funds and therefore a material uncertainty does exist for the future existence of the Company. If the Company is unsuccessful at raising $2 million, then the Company will not be able to initiate its full business rollout and therefore, the Company's growth will be impeded and the Company will be forced to discontinue its business operations.

RESEARCH AND DEVELOPMENT

The company has spent considerable time researching the development of its new game system, the Generator I. The Company did generate minor research and development expenses during the most recent quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the second quarter ended March 31, 2001 of the Company's fiscal year, the Company had no operations and no capital was contributed to the Company. During the third quarter ended June 30, 2001of the Company's fiscal year, the principal shareholder/president/CEO of the company, Henry Rolling has provided the majority of costs and expenses contributed to the company. Of the total capital contributed him for the quarter, $63,432 approximately $50,480 was for uncompensated services rendered by him to the company and the balance for other general and administrative expenses including office overhead, accounting, and stock transfer and filing fees.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
None.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the beginning of the third quarter, quarter ending June 30, 2002, the Company had 10,100,000 shares outstanding. During the third quarter ending June 30, 2002, the Company issued 1,665,600 restricted shares.

On June 18, 2002 the Company issued restricted shares for compensation to parties that provide consultation services to the Company. These parties were unrelated and unaffiliated with the Company. In addition, the Company issued shares to compensate several individuals for their participation helping to critique and test the Company's online game site, and participating in an informal market study offered by the Company. These individuals were unrelated and unaffiliated with the Company.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the 3rd quarter of its fiscal year, quarter ending June 30, 2002. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

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

/s/ Henry Rolling
---------------------
Henry Rolling
President and Director
May 21, 2002