Form 10KSB
period 2002-09-30
MAKE YOUR MOVE INC
filed 2003-01-13
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
    (Fee Required)


FOR THE FISCAL YEAR ENDED SEPT. 30, 2002          COMMISSION FILE NUMBER 0-31987
----------------------------------------          ------------------------------

                              MAKE YOUR MOVE, INC.
                     (Small Business Issuer in its Charter)
                    ----------------------------------------

               NEVADA                                           33-0925319
 -------------------------------                             ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

   321 Broadway Blvd., Reno, Nevada                                89502
----------------------------------------                        -----------
(Address of principal executive offices)                        (Zip Code)

     Issuer's Telephone Number:                                 (775) 322-5567
   -----------------------------                               ----------------

         Securities registered under Section 12(b) of the Exchange Act:
       -----------------------------------------------------------------

   (Title of each class)           (Name of each exchange on which registered)
                                                            N/A

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          COMMON STOCK, PAR VALUE $.001
                         -------------------------------

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

State issuer's revenues for its most recent fiscal year: $6,250 State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which stock was sold: $50,000

Number of shares of the issuer's common stock, par value $.001, outstanding as of September 30, 2002: 11,882,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). The issuer's information statement for its 2002 Annual Meeting and the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, for Make Your Move, Inc.

Transitional Small Business Disclosure Format               YES ( )       NO (X)
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

PART I

     Item 1.DESCRIPTION OF BUSINESS............................................3

     Item 2.DESCRIPTION OF PROPERTY............................................9

     Item 3. LEGAL PROCEEDINGS.................................................9

     Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER...................9

     Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........9

     Item 6  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
             AND RESULTS OF OPERATIONS........................................10

     Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................14

     Item 8 CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANT  ON  ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................14

PART II     ....................................................................

     Item 9 DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
            OF THE REGISTRANT; COMPLIANCE WITH SECTION 10(A) OF THE
            EXCHANGE ACT......................................................15

     Item 10 EXECUTIVE COMPENSATION...........................................18

     Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...19

     Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20

     Item 13 EXHIBITS LIST AND REPORTS ON FORM 8-K............................20

SIGNATURES....................................................................21

EXHIBIT INDEX.................................................................22

PART I

ITEM 1. DESCRIPTION OF BUSINESS/HISTORY
        -------------------------------

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

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

BUSINESS DESCRIPTION
--------------------

Make Your Move, Inc. ("MYM" or the "Company") proposes to become a designer, developer and marketer of a wide range of game products and game technology. The Company plans to apply proven technologies to games to advance and enhance the quality and experience of game play. The Company's proposed product line spans traditional board games, computer games, video games and online games. The Company plans to include in its proposed product line a new series of flat panel game systems presently under research and development by the Company. With the development of a new game system, the Company believes its proposed product line will appeal to age groups from 6 years to adult.

Make Your Move, Inc. is a reporting company. As of the Company's fiscal year ended, September 30, 2002, the Company was a development stage company. The Company has not designed or manufactured any hardware components or board games and has not written any software programs for game play. During the first and second quarter of the Company's fiscal year ended September 30, 2002, the Company began researching the development of a new game system. During the third and forth quarter of the Company's fiscal year ended September 30, 2002 the Company began the development of an online game site. As of the Company's fiscal year ended, September 30, 2002, the online game site had not yet been completed. The Company expects the online game site to be completed by the end of the first quarter of the Company's fiscal year, quarter ending December 31, 2002

As of the Company's fiscal year ended, September 30, 2002, the Company has generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party. The Company has generated $0 in revenues from sales and has not begun the production of any products. In order for the Company to begin to generate revenues it must successfully raise capital to hire personnel, to complete the research and development of its proposed product line and to begin production of its proposed product line.

PROPOSED PRODUCT LINES
----------------------

Make Your Move, Inc. ("MYM" or the "Company") proposes to be a designer, developer and marketer of a wide range of game products and game technology. As of the Company's fiscal year ended, September 30, 2002, the Company has generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party. The Company has generated $0 in revenues from sales. The following are the proposed product lines for which the Company proposes to design, develop and market products.

Proposed Board Games

As of the Company's fiscal year ended, September 30, 2002, the Company had not completed the development of any board game products and had not generated any revenues from sales. The Company anticipates that the development of the proposed board games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon may be completed in the first quarter of the Company's fiscal year, quarter ending December 31, 2002. The Company plans to target the second quarter of 2003 to begin a product launch and plans to create samples of the proposed board games during that period to solicit orders from retailers. The Company anticipates realizing revenues from the sale of the proposed board games in the third quarter of the Company's fiscal year end September 30, 2003.

Proposed Online Game Site

As of the Company's fiscal year ended, September 30, 2002 the Company had started the development of its proposed online game site and had not generated any revenues from online game membership subscription sales. The Company anticipates that its proposed online game site may be completed by the end of the first quarter of 2003 and plans to target the end of the first quarter of 2003 to launch the proposed online game site. The Company anticipates that it will begin to generate revenues from selling online game membership subscriptions to the proposed online game site during the second quarter of 2003.

Proposed Game System

As of the Company's fiscal year ended, September 30, 2002, the Company had started the development of its proposed game system and had not generated any revenues from sales. The Company anticipates that the development of its proposed game system may be completed by the end of the fourth quarter of 2003. The Company plans to target the first quarter of 2004 to begin a product launch and anticipates realizing revenues in the third quarter of 2004 from sales of its proposed game system.

THE COMPANY

The Company anticipates that its operations will span a wide and diverse range within several segments of the game industry, e.g. online games, traditional games and video games amongst others. The Company proposes to develop an online game site (www.mymgames.com) in order become a provider of online games accessed by users through a subscription based website. The Company proposes to be a wholesaler of traditional games, e.g. board games and card games and anticipates vying for distribution in traditional distribution channels, e.g. mass merchants, toy retailers and specialty stores amongst others. The Company plans to become a provider and publisher of video game software for the existing game system in the market, e.g. the X -Box, the Play Station and the Game Cube. The Company proposes to be a developer of its own game system and plans to develop software and solicit other publishers to develop content for the Company's game system.

Via a management agreement with DCP Limited, a legally distinct and affiliated Company, the Company has exclusive marketing and distribution rights to Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon as part of its management agreement with DCP. These four games have been commercially sold by DCP and below is a table showing the revenues that DCP realized from sales during the period from January 1, 1999 to September 30, 2002:

Revenues Realized by DCP From Sales from January 1, 1999 to September 30, 2002:

     Board Games:          1999          2000         2001          2002
     -------------------------------------------------------------------
     Cube Checkers         $303,216      $24,257      $0            $0
     Doubles Chess         $12,167       $1,798       $0            $0
     Doubles Checkers      $8,299        $1,958       $0            $0
     Doubles Backgammon    $269          $419         $0            $0
     -------------------------------------------------------------------
     Total                 $323,951      $28,432      $0            $0

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

COMPANY HISTORY
---------------

Make Your Move, Inc.

The Company was incorporated under the laws of the State of Nevada on September 28, 1998 and was organized to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league so the member teams ceased all operating activities in 1999, and the company was considered dormant until June 30 2001.

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

Make Your Move, Inc. (MYM) did provide management services for DCP Limited (DCP) for a period of three months ended September 30, 2002 and received $6,250 for its management services. DCP Limited is a legally distinct and affiliated Company.





INTELLECTUAL PROPERTIES
-----------------------

As of the Company's fiscal year ended, September 30, 2002, the Company has not filed for and does not own any patents, copyrights or trademarks. The Company is in the process of developing patents for its proposed game system and anticipates filing patents on the proposed game system during the second or third quarter of the Company's fiscal year ended September 30, 2003. Present, future and contemplated intellectual properties (IP) are very important to the Company's business. Management believes that the Company's inability to protect its intellectual properties will have a direct and possible adverse effect on the Company's business. If the Company is unable to protect its IP rights then the Company will lose market share to the competitor who has made the infringement. Management will take all steps necessary to protect the Company's IP rights, however, Management states that there is no guarantee that it will be successful at accomplishing that goal.

The following table depicts the intellectual property protection to the games that the Company has exclusives rights to sell as a part of its management agreement with DCP, Limited, a legally distinct and affiliated company.

IP Protection:    Patents Issued      Copyrights Issued    Trademarks Issued
----------------------------------------------------------------------------
Cube Checkers        Yes (1997)             Yes                   Yes
Doubles Chess        No                     Yes                   Yes
Doubles Checkers     No                     Yes                   Yes
Doubles Backg.       No                     Yes                   Yes

DCP has only one issued patent and that is for Cube Checkers. The company has not filed any other patents. The duration of DCP's patent on Cube Checkers is for seventeen years. As of the Company's fiscal year ended, September 30, 2002, there were approximately 10 years remaining on the patent issued for Cube Checkers. The intellectual property (IP) protection on DCP's games will not prevent other companies from developing their own versions of the classic games of chess, checkers and backgammon. The IP's are intended to prevent other companies from infringing upon DCP's versions of the classic games of chess checkers and backgammon.

DISTRIBUTION METHODS FOR PRODUCTS AND SERVICES
----------------------------------------------

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

NEW PRODUCTS
------------

As of the Company's fiscal year ended, September 30, 2002, the Company is still researching the development of its proposed product line. The Company anticipates that in order for it to complete its research and development and do a full launch of its proposed product line the Company will have to raise $2 million. Upon the successful raise of capital, the Company anticipates market testing its proposed product line in 2003 during the second, third and fourth quarters of the calendar year. The Company anticipates an official launch of its entire proposed product line in 2003 during the fourth quarter of the calendar year or in 2004, during the first quarter of the calendar year.

GAME COMPETITION AND INDUSTRY PARTICIPANTS
------------------------------------------

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

RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------

During the Company's fiscal year ended September 30, 2002 the Company spent time researching the development of a new game system. In addition, the Company spent time researching the development of an online game site that the Company expects to officially launch during the second quarter of the Company's fiscal year, quarter ending March 31, 2003.

During the Company's fiscal year, year ended September 30, 2002, the Company incurred $14,550 in research and development expenses as compared to the Company's last fiscal year, year ended September 30, 2001 in which the Company incurred $85,019 in research and development expenses.

Research and Development Activity Cost Breakdown

The Company incurred only $14,550 in research and development cost during the Company's fiscal year ended September 30, 2002. Mr. Henry Rolling, the Company's president, personally performed research but did not allocate his compensation to that category as provided under generally accepted accounting principles
(GAAP). Mr. Rolling spent many hours researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified and which software operating system should be utilized.

The following is a break down of the development cost that the Company incurred for the research and development of the Company's website, online game site and game system by outside consultants that were unrelated and unaffiliated with the Company at a non-monetary cost in the form of the issuance of restricted common stock at 15 cents per share. The research and development cost breakdown is as follows:

MKMV Website:                                        $3,750
MKMV Online Game Site:                                3,750
MKMV Game System Research:                            7,050
-----------------------------------------------------------
Total Research and Development Cost:                $14,550

As of the Company's fiscal year ended, September 30, 2002, the Company has generated no product sales and the Company intends not to perform research and development for customers.

EMPLOYEES
---------

As of the Company's fiscal year ended, September 30, 2002, the Company had one fulltime employee, Mr. Henry Rolling and two part time employees. Mr. Rolling currently serves as the Company's President and Mrs. Rolling currently serves part time as the Company's secretary and controller.


ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

The company occupies office space rented month to month which is located at 321 Broadway Blvd., Reno Nevada 89502.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

The company is not involved in any litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

Number of Holders of Make Your Move, Inc. Common Stock:

There are 116 holders of Make Your Move, Inc. common stock

As of the Company's year ended, September 30, 2002 the Company had 51,000,000 authorized shares of which 50,000,000 were classified as common shares and 1,000,000 were classified as preferred shares. As of the Company's year ended, September 30, 2002 the Company had 11,882,600 common shares issued and outstanding.

ISSUANCE OF SECURITIES
----------------------

MYM issued securities for compensation that were not registered under the Securities Act of 1933 during the, second quarter, third quarter and fourth quarter of the Company's fiscal year, year ended September 30, 2002. The shares were issued on a private placement basis pursuant to the exemption allowed under
Section 4(2) of the Securities Act of 1933.

At the beginning of the 2nd quarter of the Company's fiscal year, quarter ending March 31, 2002 the Company had 10,100,000 common shares outstanding. During the second quarter ending March 31, 2002, the Company issued 6,000 restricted common shares issued under SEC Rule 144 at $.15.

On January 8, 2002, the Company issued restricted shares for compensation to parties that provide consultation services to the Company. During the second quarter ended March 31, 2002, the Company solicited outside consultation from unrelated and unaffiliated parties to assist the Company in the development of its web site and game system at a non-monetary cost in the form of the issuance of restricted common stock issued under SEC Rule 144 at 15 cents per share. The Board of Directors approved a total of $900 of such stock issuances for such compensation.

At the beginning of the third quarter of the Company's fiscal year, quarter ending June 30, 2002, the Company had 10,106,000 common shares outstanding. During the third quarter ending June 30, 2002, the Company issued 1,731,600 restricted common shares issued under SEC Rule 144 at 15 cents per share.

On June 18, 2002 the Company issued restricted shares for compensation to parties that provide consultation services to the Company. During the third quarter ended June 30, 2002 the Company solicited outside consultation from unrelated and unaffiliated parties to assist the Company in the development of its business and the development of the Company's proposed game system at a non-monetary cost in the form of the issuance of restricted common stock at 15 cents per share. In addition, the Company issued shares to compensate several individuals for their participation helping to critique and test the Company's online game site, and participating in an informal market study offered by the Company. These individuals were unrelated and unaffiliated with the Company. The Board of Directors approved a total of $259,740 of such stock issuances for market studies and general and administrative purposes including compensation to the members of the Board of Directors.

At the beginning of the fourth quarter of the Company's fiscal year, quarter ending September 30, 2002, the Company had 11,837,600 common shares outstanding. During the fourth quarter ending September 30, 2002 the Company issued 45,000 restricted common shares issued under SEC Rule 144 at 15 cents per share.

On July 7, 2002, the Company solicited outside consultation from unrelated and unaffiliated parties to assist the Company in the development of its website and marketing plan development at a non-monetary cost in the form of the issuance of restricted common stock issued under SEC Rule 144 at 15 cents per share. The Board of Directors approved a total of $6,750 of such stock issuances for such compensation.

The Company continued conducting market studies to gauge the public acceptance of the Company's proposed development of a new game system and online game site. During the quarter, the Company continued researching the development of a proposed game system but generated minor expenses of this type. Mr. Rolling personally performed the research and did not allocate his compensation to that category as provided under generally accepted accounting principles (GAAP).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

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


THE COMPANY'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS
-----------------------------------------------------------

Over the past two years the Company has generated only $6,250 of revenues from its operations. Over the next twelve months, in order for the Company to develop, grow and continue its business, which the Company anticipates will include producing and selling its proposed board games, generating revenues from its proposed online game site and completing the research and development of its proposed game system technology, the Company's management estimates the Company may need $2 million to completely rollout its operations. The Company has no contractually committed funds and therefore a material uncertainty does exist for the Company.

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

If the Company does not receive funding from the present shareholders then the Company plans to file Form SB-2 with the Securities and Exchange Commission to register Company's shares. However, the Company may not succeed in its efforts to file and have a registration declared effective and therefore a material uncertainty does exist for the Company. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.

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
                                      ==========

As of the Company's fiscal year ended, September 30, 2002 Mr. Henry Rolling the President and principal stockholder of the Company has provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $ 232,000 total capital contributed by him during the fiscal year 2002, approximately $175,000 was for services rendered by him to the company, $15,900 for accounting/audit services, and the balance of $41,100 for general and administrative expenses including office support, stock transfer and filing fees.

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

RESULTS OF OPERATIONS
---------------------

Fiscal Year Ended September 30, 2002

As of the Company's fiscal year ended, September 30, 2002 the Company has no business operations and generated no material revenues from operations. During the Company's fiscal year ended September 30, 2002, the Company generated $6,250 from its operations as compared to the Company's last fiscal year ended September 30, 2001 in which the Company generated $0 from its operations. During the period Mr. Henry Rolling the President and principal stockholder of the Company provided the majority of the funding to cover the costs and expenses incurred by the company. Of the $ 232,000 total capital contributed by him during the fiscal year, year ended September 30, 2002, approximately $175,000 was for services rendered by him to the company, $15,900 for accounting/audit services, and the balance of $41,100 for general and administrative expenses including office support, stock transfer and filing fees.

During the Company's fiscal year, year ended, September 30, 2002, the Company had no significant business operations and generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party. The Company generated $0 in revenues from sales. During the period, the Company continued researching the development of a proposed game system but generated no expenses to that end. During the period, the Company finished the redesign of the packaging for the four games the Company gained the exclusive rights for via a management agreement with DCP, Limited, an affiliated company. During the period, the Company solicited outside consultation from unrelated and unaffiliated parties to assist the Company in the development of its business, marketing plan and in the research and development of the Company's website, online game site and game system at a non-monetary cost in the form of the issuance of restricted common stock issued under SEC Rule 144 at 15 cents per share. The Board of Directors approved a total of $262,140 of such stock issuances for such compensation.

As of the Company's fiscal year ended, September 30, 2002 many hours had been spent researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified and which software operating system should be utilized. During the Company's fiscal year, the Company began conducting market studies to gauge the public acceptance of the company's proposed development of a new game system and online game site. During the Company's fiscal year, the Company continued researching the development of a proposed game system but generated minor expenses of this type. Mr. Rolling personally performed the research and did not allocate his compensation to that category as provided under generally accepted accounting principles (GAAP).

Fiscal Year Ended September 30, 2001

As of the Company's fiscal year ended, September 30, 2001, the Company was a development stage company. The Company had not designed or manufactured any hardware components or board games and has not written any software programs for game play. During the third and fourth quarter of the Company's fiscal year ended, September 30, 2001, the Company was finalizing the new artwork, rules, order forms and business reply cards for the board games it plans to produce based on DCP's games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon. DCP is an affiliated company. In addition, the Company was researching the development of an online game site and finalizing the feasibility of developing a new game system for playing board games.

As of the Company's fiscal year end, September 30, 2001, the Company had generated $0 in revenues from its operations and had generated $0 in revenues from sales. The Company had not begun the production of any products.

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

PRODUCT RESEARCH AND DEVELOPMENT AND PRODUCT LAUNCH
---------------------------------------------------

As of the Company's fiscal year ended, September 30, 2002, Company had not designed or manufactured any hardware components or board games and had not written any software programs for game play. As of the Company's fiscal year ended, September 30, 2002, the Company was still researching the development of its proposed online game site and finalizing the feasibility of developing a new game system for playing games. Over the next twelve months the Company anticipates that it will continue to generate research and development expenses related to its proposed product line.

Over the next twelve months the Company anticipates that in order to complete its research and development and do a launch of its proposed product line (please refer to: PROPOSED PRODUCT LINE), the Company will have to raise $2 million. Upon the successful raise of $2 million the Company anticipates a product launch of its proposed board games and proposed online game site in 2003 followed by a product launch of its proposed game system in 2004.

PLANTS AND EQUIPMENT
--------------------

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES
---------

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently one fulltime and two part time employees to ten full time employees over the next twelve months.


ITEM 7. FINANCIAL STATEMENTS
        --------------------

The full text of the company's audited financial statements for the fiscal years ended September 30, 2002 and 2001 are attached to this filing as Exhibit 11.


ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

As of September 30, 2002, the following are the ages of the directors and executive officers of the Company.

Directors:                               Age:
Luther Mack                               63
Stuart Brown                              71
Edward McCaffery                          41
John Metzker                              63
Henry Rolling                             37

Executive Officers:.                     Age:
Henry Rolling, President                  37
Kristin Rolling, Secretary, /Controller   36

The directors and executive officers of the company were as of September 30, 2002:

Henry Rolling        CEO, President, Director              9/30/2001
Kristin Rolling      Secretary, Controller                 9/30/2001
Dr. Luther Mack, Jr  Director                              9/30/2001
Stuart L. Brown      Director                              9/30/2001
Edward McCaffery     Director                              6/30/2002
John Metzker         Director                              6/30/2002

The directors of the Company serve for a term of one year. Each director has served for the following periods during the Company's fiscal year 2002 ending September 30:

Luther Mack was elected a director on September 30, 2001 and has served for a period of 12 months.

Stuart Brown was elected a director on September 30, 2001 and has served for a period of 12 months.

Henry Rolling was elected a director on September 30, 2001 and has served for a period of 12 months.

Edward McCaffery was elected a director on June 30, 2002 and has served for a period of 3 months.

John Metzker was elected a director on June 30, 2002 and has served for a period of 3 months.

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

EDWARD McCAFFERY - Director

From 1987 to the present Mr. McCaffery has been the President of Brunsonbuilt Construction & Development Co., Ltd.

Mr. McCaffery has over 15 years of experience as a developer and custom homebuilder. He is co-owner and partner of Brunsonbuilt Construction &
Development Co., Ltd. where he is responsible for all aspects of management including finance, accounting, marketing, estimating, contract negotiation, and project development and completion. Mr. McCaffery is a licensed general contractor in the State of Nevada. He is a member of the Architectural Control Committee for both the Caughlin Ranch Homeowners' Association and Somersett Homes. He also has served on the Board of Directors of the Builders' Council of the Builders' Association of Nevada, Bishop Manogue High School, Reno National Little League and the Caughlin Ranch Homeowners' Association. Mr. McCaffery received his Masters of Business Administration in International Business from the University of San Diego and his Bachelors of Business Administration in Accounting from the University of Nevada.


JOHN METZKER - Director

From 2001 to the present, Mr. Metzker has been the Chairman and President of Metzker Johnson Group, LLC.

From 1998 to 2001 Mr. Metzker was the President and Founder of the Tamarack Casino Corporation.

From 1995 to 1998 Mr. Metzker was a property developer.

Mr. Metzker has over 40 years of experience in business. He currently is the CEO and Chairman of the Metzker Johnson Group, LLC, a commercial real estate company. Mr. Metzker is the former owner of four hotel casino properties in Reno and Las Vegas Nevada. Mr. Metzker is a former member of the Airport Authority Committee in Reno, NV and has served on the board for a number of companies throughout Northern Nevada. Mr. Metzker received his B.S. degree from Duke University.

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

Mr. John Metzker who currently serves as a Director of Company is the father of Mrs. Kristin Rolling who currently serves as the Secretary and controller of the Company and is married to Mr. Henry Rolling who currently serves as the President and serves as a director for the Company.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

During fiscal year 2002, the Company paid the following compensation to the Company's officers and directors:

Cash Compensation - None
Non-cash Compensation-None
Stock Compensation-Yes

---------------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
                                            Long Term Compensation
                           Annual Compensation      Awards                    Payouts
(a)             (b)           (c)           (d)           (e)           (f)            (g)           (h)           (i)
Name and        Year          Salary ($)    Bonus ($)     Other Annual  Restricted     Securities    LTIP Payouts  All Other
Principle                                                 Compensation  Stock          Underlying    ($)           Compensation
Position                                                  ($)           Award(s) ($)   Options/SARs                ($)
                                                                                       (#)
CEO             2002          $0            $0            $0            $0             0             $0            $0
Henry Rolling   ------
                ------
A               2002          $0            $0            $0            $0             0             $0            $0
President       ------
Henry Rolling   ------
B               2002          $0            $0            $0            $0             0             $0            $0
Secretary,      ------
Controller      ------
Kristin Rolling
C               2002          $0            $0            $0            $9000          0             $0            $0
Director
Luther Mack
D               2002          $0            $0            $0            $1500          0             $0            $0
Director
Stuart Brown

E               2002          $0            $0            $0            $16500         0             $0            $0
Director
Edward
McCaffery
F               2002          $0            $0            $0            $24000         0             $0            $0
Director
John Metzker
---------------------------------------------------------------------------------------------------------------------------------

Prior to Mr. Henry Rolling the Company did not have a CEO.

Other Executive Compensation:  None

Management Compensation:  None

No officer of Make Your Move, Inc. received any compensation for providing management services for any affiliated or unaffiliated companies, nor is there any plans in the future for such compensation.

MYM and DCP (the Parties) amended their management agreement to disclose that Parties agree that MYM will manage the operations of DCP for a 5 year term. DCP agrees that it will pay $25,000 per year for the next 5 years for MYM's management services. After seeking and receiving competitive bids for management services, DCP Limited determined that it would have to pay this same amount to a non-affiliated party. MYM's management services would include the maintenance of DCP's books and records, preparation of state and local filings, hiring of auditors and accounts to complete annual reviews and prepare federal and state tax returns and anything else to maintain the company in good standing. Such payment shall be made on June 30 for each consecutive calendar year with the first payment due in 2002. Effective dates of the agreement are from June 30, 2001 through June 30, 2006. Upon expiration of the management agreement, the Parties agreed that the management agreement would be automatically renewed for another 5 year term unless canceled in writing by either party.

As of the Company's fiscal year ended, September 30, 2002 Make Your Move, Inc. earned $6,250 for three months for providing management services for DCP Limited, a legally distinct and affiliated company.

Compensation of Directors:

On June 18, 2002 the Company issued 60,000 restricted shares at $.15 per share to Mr. Luther Mack for compensation for serving as a Director for the Company. On June 18, 2002 the Company issued 10,000 restricted shares at $.15 per share to Mr. Stuart Brown for compensation for serving as a Director for the Company. On June 18, 2002, the Company issued 110,000 restricted shares at $.15 per share to Mr. Edward McCaffery, for compensation for providing consultation services to the Company. On June 18, 2002 the Company issued 160,000 restricted shares at $.15 per share to Mr. John Metzker for compensation for providing consultation services to the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -------------------------------------------------------------- As of September
30, 2002, the company's directors, officers and over 5% of the shareholders held beneficially the following shares of common stock or beneficial interest. Numbers of shares have been adjusted to reflect the 10 for 1 forward split effective June 30, 2001.

Name     Title                             Common Shares               % Class
--------------------------------------------------------------------------------
The Rolling Group                          6,037,850                   51%
a.k.a. Henry L. Rolling,
CEO, President, Director

Larry Hinderks                             1,016,000                   8.5%

ASI Acquisition Corporation                900,000                     7.5%

Kristin Rolling, Secretary, Controller     10,000                      ___

Luther Mack, Jr., Director                 130,000                     1%

Stuart L. Brown, Director                  11,000                      ___

Ed McCaffery, Director                     110,000                     .9%

John Metzker, Director                     170,000                     1.4%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

As of the Company's fiscal year ended, September 30, 2002 Make Your Move, Inc. earned $6,250 for three months for providing management services for DCP Limited, a legally distinct and affiliated company.

Mr. Rolling, the principal shareholder and President of Make Your Move, Inc, has provided the Company with the majority of the funding to cover the costs and expenses incurred by the company. Of the $ 232,000 total capital contributed by him during the fiscal year 2002, approximately $175,000 was for services rendered by him to the company, $15,900 for accounting/audit services, and the balance of $41,100 for general and administrative expenses including office support, stock transfer and filing fees.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
None.

SIGNATURES
----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: January 13, 2003                     Make Your Move, Inc.
                                            Registrant

                                            By /s/Henry L. Rolling
                                            ----------------------
                                                  Henry L. Rolling
                                                  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

           By /s/ Henry L. Rolling
                  ------------------
                  Henry L. Rolling                             January 13, 2003
                  Chief Executive Officer
                  Chairman of the Board and Director

           By /s/ Kristin Rolling
                  ------------------
                  Kristin Rolling                              January 13, 2003
                  Secretary, Controller

           By /s/ Luther Mack, Jr.
                  ------------------
                  Luther Mack, Jr.                             January 13, 2003
                  Director

           By /s/ Stuart L. Brown
                  ------------------
                  Stuart L. Brown                              January 13, 2003
                  Director

           By /s/ Edward McCaffery
                  ------------------
                  Edward McCaffery                             January 13, 2003
                  Director

           By /s/ John Metzker
                  ------------------
                  John Metzker                                 January 13, 2003
                  Director

                              EXHIBIT INDEX
                             -------------
                                                                   SEQUENTIALLY
EXHIBIT NUMBER                DESCRIPTIONS                           NUMBERED
--------------                ------------                         ------------
1. Make Your Move, Inc. Financial Statement for the year ended September 30, 2002 and 2001.

     A.   Independent Auditors Report

     B.   Balance Sheet

     C.   Statements of Operations

     D.   Statement of Cash Flow

     E.   Statements of Change in Stockholders Equity

     F.   Notes to Financial Statements