Form 10QSB
period 2002-12-31
MAKE YOUR MOVE INC
filed 2003-02-19
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September, 30, 2002 was 11,882,600.

                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        December 31, 2002 (unaudited) and September 31, 2002 ................  3

        Unaudited Condensed Statements of Operations for the
        three  months ended December 31, 2002 and 2001, and cummulative from inception on September 28, 1998 through December 31, 2002 ......  4

        Unaudited Condensed Statements of Cash Flows for the three months ended December 31, 2002 and 2001, and cummulative from inception on September 28, 1998 through December 31, 2002 .....................  5

        Statement of Changes in Stockholders' equity for the period from inception on September 28, 1998 through
        December 31, 2002 (unaudited) .......................................  6

        Notes to Financial Statements (unaudited) ...........................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......... 8-10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K ..................................... 10

PART II - OTHER INFORMATION................................................10-12

ITEM 1 LEGAL PROCEEDINGS..................................................... 10

ITEM 2 CHANGES IN SECURITIES................................................. 10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  .............. 11

ITEM 5 OTHER INFORMATION..................................................... 11

INDEX TO EXHIBITS............................................................ 11

SIGNATURES .................................................................. 11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.


                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,  September 30,
                                                                        2002           2002
                                                                  -------------- --------------
                                                                     (unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                               $         542  $         580
Accrued management fees-related party                                     12,500          6,250
                                                                  -------------- --------------
       TOTAL CURRENT ASSETS                                        $      13,042  $       6,830
                                                                  ============== ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

TOTAL CURRENT LIABILITIES-Accounts payable                         $      10,614  $         365
                                                                  -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock                                                                -              -

Common stock                                                              12,383         11,883
Paid-in capital                                                          570,007        320,507
Contributed capital                                                      471,391        425,746
(Deficit) accumulated during the development stage                    (1,051,353)      (751,671)
                                                                  -------------- --------------
Total Stockholders' Equity                                                 2,428          6,465
                                                                  -------------- --------------
                                                                   $     13,042   $       6,830
                                                                  ============== ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                                   Cummulative
                                                                                      from
                                                                                  September 30,
                                                           Three Month                1998
                                                          Period Ended             (Inception)
                                                           December 31,                to
                                                   -----------------------------
                                                         2002           2001    December 31, 2002
                                                   -------------- -------------- --------------
REVENUES-related party                              $       6,250  $           -  $      12,500
                                                   -------------- -------------- --------------
EXPENSES
   General and administrative                             305,932         70,531        974,010
   Research and development expense                                            -         89,843
                                                   -------------- -------------- --------------
   Total expenses                                         305,932         70,531      1,063,853
                                                   -------------- -------------- --------------
NET (LOSS)                                          $    (299,682) $     (70,531) $  (1,051,353)
                                                   ============== ============== ==============

NET (LOSS) PER SHARE                                $       (0.02) $       (0.01)
                                                   ============== ============== ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            12,215,933     10,100,000
                                                   ============== ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Cummulative
                                                                                      from
                                                                                  September 30,
                                                           Three Month                 1998
                                                          Period Ended             (Inception)
                                                           December 31,                 to
                                                   -----------------------------
                                                         2,002        2,001     December 31, 2002
                                                   -------------- -------------- --------------

OPERATING ACTIVITIES

   Net ( loss)                                      $    (299,682) $     (70,531) $  (1,051,353)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Common stock issued for services                     250,000              -        532,390
     Contributed capital                                   45,645         73,568        471,391
   Changes in operating assets and liabilities:
         Acrrued management fees                           (6,250)                      (12,500)
         Accounts payable                                  10,249         (3,076)        10,614
                                                   -------------- -------------- --------------
         Net Cash (Used) by Operating Activities              (38)           (39)       (49,458)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                    50,000
                                                   -------------- -------------- --------------
         Net Cash Provided by Financing Activities                                       50,000
                                                   -------------- -------------- --------------
 NET INCREASE IN CASH                                         (38)           (39)           542

 CASH AT BEGINNING OF PERIOD,                                 580             60              -
                                                   -------------- -------------- --------------
 CASH AT END OF PERIOD                              $         542  $          21  $         542
                                                   ============== ============== ==============

 SUPPLEMENTAL CASH FLOWS INFORMATION

   Common stock issued for non-cash consideration
     (cancelled, November 2001)                                     $    300,000
                                                                  ==============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                            (Deficit)
                                                                                                           Accumulated
                                                  Common Stock                                 Receivable   During the
                                          -------------------------     Paid-in  Contributed      From      Development
                                             Shares        Amount       Capital     Capital   Shareholder     Stage         Total
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------
Balances, at inception                               -  $         -  $         -  $         -  $         -  $         -  $         -

                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------
Balances, September 30, 1998                         -            -            -            -                         -            -
Issuance of stock at $.005 per share,
October 5, 1998                             10,000,000       10,000       40,000                                             50,000
Net (loss) for the period                                                                                       (50,485)    (50,485)
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------
Balances, September 30, 1999                10,000,000       10,000       40,000            -            -      (50,485)       (485)
  Net (loss) for the year                                                                                          (485)       (485)
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------

Balances, September 30, 2000                10,000,000       10,000       40,000            -                   (50,970)       (970)
Shares issued at $.15 per share,
June 30, 2001:
    For compensation                           100,000          100       14,900                                             15,000
    For acquisition                          2,000,000        2,000      298,000                  (300,000)                       -
Contributed capital                                                                   193,328                               193,328
Net (loss) for the year                                                                                        (218,587)   (218,587)
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------

Balances, September 30, 2001                12,100,000       12,100      352,900      193,328     (300,000)    (269,557)    (11,229)

Shares issued at $.15 per share
for consulting services:
  January 7, 2002                                6,000            6          894                                                900
  June 15, 2002                              1,731,600        1,732      258,008                                            259,740
  July 7, 2002                                  45,000           45        6,705                                              6,750
Cancelation of outstanding shares,
November 2001                               (2,000,000)      (2,000)    (298,000)                  300,000                        -
Contributed capital                                                                   232,418                               232,418
Net (loss) for the year                                                                                        (482,114)   (482,114)
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------

Balances, September 30, 2002                11,882,600       11,883      320,507      425,746            0     (751,671)      6,465
(unaudited)
Shares issued at $.50 per share on
November 19, 2002,
  for consulting services                      500,000          500      249,500                                            250,000
Contributed capital                                                                    45,645                                45,645
Net (loss) for the year                                                                                        (299,682)   (299,682)
                                          ------------ ------------ ------------ ------------ ------------ ------------ -----------
Balances, December 31, 2002 (unaudited)     12,382,600  $    12,383  $   570,007  $   471,391  $         -  $(1,051,353) $    2,428
                                          ============ ============ ============ ============ ============ ============ ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                  (un-audited)

The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2002 and results of its operations and cash flows for the three months ended December 31, 2002 and 2001 have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended September 30, 2002.

Note 1 - Consulting Agreement

During November 2002 the Company entered into a one year consulting agreement in which the Company will be represented by the consultant in investors' communications and public relations. In addition, consulting services are to be provided by the consultant concerning the Company's activities. The cost for these services to the Company was the issuance of 500,000 restricted common shares valued by the Board of Directors at $.50 per share. The agreement also requires the Company to pay cash compensation of up to 3% as finder fees upon the furnishing of financing and/or the completion of a business acquisition during the term of the agreement and for a period of one year thereafter. The agreement provides among other things that the 500,000 shares issued are a commencement bonus, not refundable, non-apportionable, and are not a prepayment for future services.

Note 2 - Increase in Number of Authorized Preferred Shares

On November 5, 2002, the Company increased the authorized number of Preferred shares from 100,000 to 1,000,000.

Note 3 -  General and Administrative Expenses

Consulting services
-------------------
Included in general and administrative expenses for the 3 months ended December 31, 2002, 2001 are shares issued for compensation for consulting services valued at $250,000, and $0, respectively.

Contributed capital
-------------------
Included in general and administrative expenses for the 3 months ended December 31, 2002, 2001 are expenses contributed by management valued at $45,235, and $68,568, respectively.

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

RESULTS OF OPERATIONS

A year ago to date, during the first quarter ended December 31, 2001 of the Company's fiscal year, the Company had no business operations. During the first quarter ended December 31, 2002 of the Company's fiscal year, the Company had no significant business operations and generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party, as compared to the first quarter ended December 31, 2001 in which the Company generated $0 in revenues. The Company generated $0 in revenues from sales.

During the first quarter ended December 31, 2002, the Company was cleared for listing by the NASD and was issued the ticker symbol MKMV on October 7, 2002. The Company's securities began trading on the OTC BB on or around October 26, 2002.

During the first quarter ended December 31, 2002, the Company hired and engaged Redwood Consultants, LLC for a period of one year as the Company's investor relations firm and the Company's board of directors voted to issue to Redwood Consultants, LLC 500,000 restricted shares under SEC Rule 144 at a value of $.50 per share or 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the 1st quarter of its fiscal year, quarter ending December 31, 2002. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

Public Relations Campaign

During the first quarter ended December 31, 2002, the Company's investor relations firm, Redwood Consultants, engaged TVA (The Video Agency) on behalf of the Company to begin a national public relations campaign to assist the Company in bringing awareness to the Company's business and products. The public relations campaign was valued at $1.3 million.

Letter of Intent

During the first quarter ended December 31, 2002, on December 9, 2002, the Company entered into a 30day letter of intent agreement with MYCO and Eternity Games with the intent to negotiate a licensing deal with MYCO for their game titles Checkers 2000 and Speed 12 and Eternity Games for their game title ZOKI. The 30day period will be effective until January 20, 2003 of the Company's second quarter, quarter ending March 31, 2003. If the Company cannot negotiate a licensing deal with MYCO and or Eternity Games by January 20, 2003 then the letter of intent will immediately expire and there will be no further obligation for either the Company or MYCO and or Eternity Games.

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

If the Company does not receive funding from the principal stockholders then the Company plans to file Form SB-2 with the Securities and Exchange Commission to register Company's shares however, the Company may not succeed in its efforts to file and/or have a registration statement declared effective. The Company plans to then engage a registered broker dealer to sell the Company's securities however, the Company may not succeed in its attempts to engage a broker dealer to market and sell the Company's securities and therefore a material uncertainty does exist for the Company. The Company has not engaged a registered broker dealer at this time.

The Company has no other sources of funds and therefore a material uncertainty does exist for the future existence of the Company. If the Company is unsuccessful at raising $2 million, then the Company will not be able to initiate its full business rollout and therefore, the Company's growth will be impeded and the Company will be forced to discontinue its business operations.

RESEARCH AND DEVELOPMENT

The company has spent considerable time researching the development of its new game system. Many hours were spent researching all the various components and technology that the Company believes will be necessary to develop the Company's proposed game system. For example, the type of monitor that would be used in the development of the Company's proposed game system had to be identified. In regard to the software operating system that the Company intends to use for the proposed game system, time was spent determining which software operating system should be utilized.

During the 3 months ended December 31, 2002, 2001, the Company generated $0 and $0 in research and development expenses.

During the first quarter ended December 31, 2002 the Company filed its first patent application on its new proposed game system with the United States Patent Office.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently 3 fulltime and 3 part time employees to ten full time employees over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the 1st quarter ended December 31, 2002 of the Company's fiscal year, the Company had no operations and no capital was contributed to the Company. During the 1st quarter ended December 31, 2002of the Company's fiscal year, the principal shareholder/president/CEO of the company, Henry Rolling has provided the majority of costs and expenses contributed to the company. Of the total capital contributed him for the quarter, $45,645 approximately $45,235 was for uncompensated services rendered by him to the company and the balance for other general and administrative expenses including office overhead, accounting, and stock transfer and filing fees.

The Company is dependent upon Mr. Rolling for continued financial support and management services to continue its business operations.

If the Company does not receive funding from the principal stockholders, then the Company plans to file Form SB-2 with the Securities and Exchange Commission to register the Company's shares. The Company will then engage a registered broker dealer to sell the Company's securities. The Company has not engaged a registered broker dealer at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
None.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the beginning of the 1st quarter ending December 31, 2002, the Company had 11,882,600 shares outstanding. During the period, the Company's board of directors voted to amend the Company's Articles of Incorporation to increase its number of preferred shares from 100,000 to 1,000,000 shares increasing its authorized shares from 50,100,000 to 51,000,000.

On November 11, 2002 the Company hired and engaged Redwood Consultants, LLC for a period of one year as the Company's investor relations firm and the Company's board of directors voted to issue to Redwood Consultants, LLC 500,000 restricted shares under SEC Rule 144 at a value of $.50 per share or 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the 1st quarter of its fiscal year, quarter ending December 31, 2002. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

INDEX TO EXHIBITS
None

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of February 2003

Make Your Move, Inc.

/s/ Henry Rolling
------------------
Henry Rolling
Chairman of the Board of Directors and Senior Vice President
February 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                  By /s/Henry L. Rolling
                  -------------------------------
                  Henry L. Rolling                            February 13, 2003
                  Chairman of the Board and Director

                  By /s/ Kristin Rolling
                  -------------------------------
                  Kristin Rolling                             February 13, 2003
                  Secretary, Controller

                  By /s/Luther Mack, Jr.
                  -------------------------------
                  Luther Mack, Jr.                            February 13, 2003
                  Director

                  By /s/ Stuart L. Brown
                  -------------------------------
                  Stuart L. Brown                             February 13, 2003
                  Director
                  By /s/ Edward McCaffery
                  Edward McCaffery                            February 13, 2003
                  Director

                  By /s/ John Metzker
                  -------------------------------
                  John Metzker                                February 13, 2003
                  Director