Form 10QSB
period 2003-03-31
MAKE YOUR MOVE INC
filed 2003-05-20
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



     Nevada                                             33-0925319
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March, 31, 2003 was 13,269,600.

                              MAKE YOUR MOVE, INC.

                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I      Financial Information                                           Page

ITEM 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2003 (unaudited) and September 30, 2002 .................... 3

        Unaudited Condensed Statements of Operations for the
        three and six months ended March 31, 2003 and 2002,
        and cummulative from inception on September 30,1998
        through March 31, 2003 ............................................... 4

        Unaudited Condensed Statements of Cash Flows for the
        three and six months ended March 31, 2003 and 2002,
        and cummulative from inception on September 30,1998
        through March 31, 2003 ............................................... 5

        Statement of Changes in Stockholders' equity for the period from from inception on September 30,1998 through March 31, 2003
        (unaudited) .......................................................... 6

        Notes to Financial Statements (unaudited) ............................ 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS............................. 8 - 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

PART II - OTHER INFORMATION.................................................. 11

ITEM 1 LEGAL PROCEEDINGS..................................................... 11

ITEM 2 CHANGES IN SECURITIES................................................. 11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 11

ITEM 5 OTHER INFORMATION..................................................... 11

INDEX TO EXHIBITS............................................................ 11

SIGNATURES .................................................................. 12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                    -------
                                                                    March 31,        September 30,
                                                                      2003               2002
                                                               -----------------   ----------------
                                                                   (unaudited)
CURRENT ASSETS

 Cash                                                            $        44,015     $          580
 Accrued management fees-related party                                    18,750              6,250
                                                               -----------------   ----------------

       TOTAL CURRENT ASSETS                                               62,765              6,830
                                                               -----------------   ----------------


OTHER-PATENT APPLICATION                                                   4,500                  -
                                                               -----------------   ----------------

                                                                 $        67,265     $        6,830
                                                               =================   ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

  Accounts payable-trade                                         $        19,975     $          365
  Accounts payable- related party                                          4,455                  -
                                                               -----------------   ----------------

       TOTAL CURRENT LIABILITIES                                          24,430                365
                                                               -----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 1,000,000
shares authorized, none issued                                                 -                  -
Common stock, par value $.001, 50,000,000
  shares authorized,12,007,600 and 11,882,600 issued and
  outstanding, respectively                                               12,508             11,883
 Paid-in capital                                                         588,632            320,507
 Contributed capital                                                     565,641            425,746
 (Deficit) accumulated during the development stage                   (1,123,946)          (751,671)
                                                               -----------------   ----------------


Total Stockholders' Equity                                                42,835              6,465
                                                               -----------------   ----------------

                                                                 $        67,265     $        6,830
                                                               =================   ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   Cummulative
                                                                                                       from
                                                                                                   September 30,
                                                                                                        1998
                                                Three Months Ended        Six Months Ended          (Inception)
                                                     March 31,                 March 31,                 to
                                           ------------- ------------- ------------- -------------
                                                  2003        2002        2003           2002      March 31, 2003
                                           ------------- ------------- ------------- ------------- --------------
REVENUES                                    $      6,250  $          -  $     12,500                $      18,750
                                           ------------- ------------- ------------- ------------- --------------
EXPENSES
   General and administrative                     78,843        62,908       384,775       133,439      1,052,853
   Research and development                                                                                89,843
                                           ------------- ------------- ------------- ------------- --------------
   Total expenses                                 78,843        62,908       384,775       133,439      1,142,696
                                           ------------- ------------- ------------- ------------- --------------
NET (LOSS)                                  $    (72,593) $    (62,908) $   (372,275) $   (133,439) $  (1,123,946)
                                           ============= ============= ============= ============= ==============

NET (LOSS) PER SHARE                         $     (0.01) $      (0.01) $      (0.03) $      (0.01)
                                           ============= ============= ============= =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   12,361,767    10,100,000    12,507,600    10,436,333
                                           ============= ============= ============= =============

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Cummulative
                                                                                           from
                                                                                       September 30,
                                                                Six Months Ended            1998
                                                                    March 31,           (Inception)
                                                         ---------------------------        to
                                                                2003          2002    March 31, 2003
                                                         ------------- -------------  --------------
 OPERATING ACTIVITIES

    Net ( loss)                                            $  (372,275) $   (133,439) $   (1,123,946)
    Adjustments to reconcile net loss to
    net cash used by operating activities:
       Contributed capital                                     139,895       135,503         565,641
       Stock issued for services                               268,750                       551,140
    Changes in operating assets and liabilities:
           (Increase) in accrued management fees               (12,500)                      (18,750)
           Increase (decrease) in accounts payable              24,065        (2,124)         24,430
                                                         ------------- -------------  --------------

           Net Cash (Used) by Operating Activities
                                                                47,935           (60)         (1,485)
                                                         ------------- -------------  --------------


INVESTING ACTIVITIES

    Increase in patent application costs                        (4,500)                       (4,500)
                                                         ------------- -------------  --------------

FINANCING ACTIVITIES

    Proceeds from sale of common stock                                                        50,000
                                                         ------------- -------------  --------------
          Net Cash (Used) by Financing Activities
                                                                                              50,000
                                                         ------------- -------------  --------------


NET INCREASE IN CASH                                            43,435           (60)         44,015


CASH AT BEGINNING OF PERIOD,                                       580            60               -
                                                         ------------- -------------  --------------



CASH AT END OF PERIOD                                     $     44,015  $          -  $       44,015
                                                         ============= ============= ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              (Deficit)
                                                                                                             Accumulated
                                                 Common Stock                                   Receivable   During the
                                            ------------------------      Paid-in  Contributed     From      Development
                                              Shares        Amount        Capital     Capital   Shareholder      Stage        Total
                                            ------------------------ ------------ ------------ ------------ ------------ ----------
Balances, at inception                                  -  $       -   $        -   $        -   $        -  $         -  $       -

                                            ------------------------ ------------ ------------ ------------ ------------ ----------
Balances, September 30, 1998                            -          -            -            -            -            -          -
Issuance of stock at $.005
 per share, October 5, 1998                    10,000,000     10,000       40,000            -            -                  50,000
Net (loss) for the period                                                                                        (50,485)   (50,485)
                                            ------------------------ ------------ ------------ ------------ ------------ -----------

Balances, September 30, 1999                   10,000,000     10,000       40,000            -            -      (50,485)      (485)
Net (loss) for the year                                                                                             (485)      (485)
                                            ------------------------ ------------ ------------ ------------ ------------ -----------

Balances, September 30, 2000                   10,000,000     10,000       40,000            -                   (50,970)      (970)
 Shares issued at $.15 per share,
 June 30, 2001:
    For compensation                              100,000        100       14,900                                            15,000
    For acquisition                             2,000,000      2,000      298,000                  (300,000)                      -
Contributed capital                                                                    193,328                              193,328
Net (loss) for the year                                                                                         (218,587)  (218,587)
                                            ------------------------ ------------ ------------ ------------ ------------ -----------
Balances, September 30, 2001                   12,100,000     12,100      352,900      193,328     (300,000)    (269,557)   (11,229)

Shares issued at $.15 per share
 for consulting services:
  January 7, 2002                                   6,000          6          894                                               900
  June 15, 2002                                 1,731,600      1,732      258,008                                           259,740
  July 7, 2002                                     45,000         45        6,705                                             6,750
Cancelation of outstanding shares,
 November 2001                                 (2,000,000)    (2,000)    (298,000)                  300,000                       -
Contributed capital                                                                    232,418                              232,418
Net (loss) for the year                                                                                         (482,114)  (482,114)
                                            ------------------------ ------------ ------------ ------------ ------------ -----------
Balances, September 30, 2002                   11,882,600     11,883      320,507      425,746            0     (751,671)     6,465
(unaudited)
Shares issued for services:
  at $.50 per share, November 19, 2002            500,000        500      249,500                                           250,000
  at $.15 per share, January 1, 2003              125,000        125       18,625                                            18,750
Contributed capital                                                                    139,895                              139,895
Net (loss) for the six months                                                                                   (372,275)  (372,275)
                                            ------------------------ ------------ ------------ ------------ ------------ -----------
Balances, March 31, 2003 (unaudited)           12,507,600  $  12,508  $   588,632  $   565,641  $         -  $(1,123,946) $  42,835
                                            ============= ========== ============ ============ ============ ============ ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (un-audited)

The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2003 and results of its operations and cash flows for the three and six months ended March 31, 2003 and 2002 have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

Note 3 -  General and Administrative Expenses

Consulting services
-------------------
Included in general and administrative expenses for the 3 months ended March 31, 2003, 2002 are 125,000 restricted shares issued for compensation for consulting services valued at $18,750 and $0, respectively.

Contributed capital
-------------------
Included in general and administrative expenses for the 3 months ended March 31, 2003 are expenses contributed by management valued at $101,250, and $61,935, respectively.

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

RESULTS OF OPERATIONS

A year ago to date, during the second quarter ended March 31, 2002 of the Company's fiscal year, the Company had no business operations. During the second quarter ended March 31, 2003 of the Company's fiscal year, the Company had no significant business operations and generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party, as compared to the second quarter ended March 31, 2002 in which the Company generated $0 in revenues. The Company generated $0 in revenues from sales.

During the first quarter of the Company's fiscal year, quarter ending December 31, 2002, the Company executed letters of intents to license products from two companies with the objective of closing those licensing deals during the second quarter of the Company's fiscal. During the second quarter ended March 31, 2003 the Company did not execute any licensing agreements for any products.

On March 20, 2003, the Company terminated its relationship with Redwood Consultants, LLC.

During the second quarter ended March 31, 2003, the Company began to manufacturer samples of the Company's game titles, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon at a cost of $6500. During this period, the Company began to solicit orders from retailers and began to engage the services of manufacturer sales reps in order to assist the Company in generating sales. During the period, the Company did not execute any in contracts with a manufacturers sales rep.

On March 24,  2003,  the Company  executed  an  agreement  with  Sierra  Capital
Resources to assist the Company in raising funds for its operations. Upon the execution of the agreement, the Company paid Sierra Capital $2500. The agreement called for a total of $8500 to be paid to Sierra Capital, in which the balance will be paid during the third quarter ending June 30, 2003. After the initial payment of the $8500 to Sierra Capital Resources, the Company will pay $2500 per month to retain the services of Sierra Capital Resources until they have successfully raised the Company funds for its operations or until the agreement is terminated and cancelled by either party.

The Company's board of directors voted to issue 125,000 restricted shares for compensation to individuals who provided consulting services to the company. The Company issued the shares under SEC Rule 144 at a value of 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the second quarter of its fiscal year, quarter ending March 31, 2003. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

Public Relations Campaign

During the second quarter ended March 31, 2003, the Company terminated its relationship with Redwood Consultants but still retained the services of TVA (The Video Agency) with the intent to begin a national public relations campaign to assist the Company in bringing awareness to the Company's business and products. The public relations campaign was valued at $1.3 million.

Letter of Intent and Final Agreement With Marathon Global

On February 3, 2003, the Company entered into a non-binding letter of intent agreement with Marathon Global with the intent to engage Marathon Global to assist the company in establishing distribution in the mass market for the company's products. During the quarter, the company executed a final agreement with Marathon Global, which called for a 5% commission to be paid to Marathon Global on sales of $5,000,000 or less and a 3% sales commission to be paid to Marathon Global on sales above $5,000,000 that Marathon Global assisted the Company in generating. The agreement with Marathon Global can be cancelled at anytime with written notice.

OVER THE NEXT TWELVE MONTHS

On March 24, 2003, the Company executed an and agreement with Sierra Capital Resources to assist the Company in raising funds for its operations. Over the past two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which constitutes producing and selling board games, generating online game site subscriptions and completing the development of the game system technology, the Company's management estimates the Company will need $2 million to completely rollout its operations. The Company has no contractually committed funds. Over the next twelve months the Company's present shareholders have orally stated that they will loan the Company $2 million to initially fund the Company's business operations. The Company has no written contracts to this effect and therefore a material uncertainty does exist that the present shareholders may decide not to loan these funds to the Company. The Company has no means of enforcing their oral statements.

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

During the 3 months ended March 31, 2003, and 2002, the Company generated $7026.67 and $0 in research development expenses. The Company developed samples in order to use those samples to solicit orders from retailers.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

During the quarter ended March 31, 2003, Larry Hinderks has hired as the Company's new CEO and replaced Henry Rolling as Chairman of the Company's board of directors. During the same period, the Company filed an 8K with the SEC announcing that Larry Hinderks resigned from being the Company's CEO and Chairman of the board of directors on March 21, 2003 for personal reasons and that Henry Rolling was hired as the Company's interim President until a suitable replacement could be found. During the same period, the Company announced the hiring of Alice Heiman as Chief Sales Officer.

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently 2 fulltime and 2 part time employees to ten full time employees over the next twelve months.

RESIGNATION OF BOARD OF DIRECTORS AND OFFICER

During the quarter ended March 31, 2003, the Company filed and 8K with the SEC announcing that Larry Hinderks resigned from being the Company's CEO and Chairman of the board of directors on March 21, 2003 for personal reasons and that Henry Rolling was hired as the Company's interim President until a suitable replacement could be found.

On February 24, 2003, during the quarter ended March 31, 2003, Stuart Brown resigned from the Company's board of directors for personal reasons. The Company has nor filled that board seat.

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the second quarter ended March 31, 2002 of the Company's fiscal year, the Company had no operations and no funds were contributed to the Company. During the second quarter ended March 31, 2003 of the Company's fiscal year, the Company's board of directors contributed $57,500 in capital to assist in funding the Company's operations and some research and development activities during that period. The Company's principal shareholder and interim President of the company, Henry Rolling has continued to provide substantially all his time towards the Company's business. Of the total capital contributed for the quarter, $101,250 approximately $43,750 was for uncompensated services rendered by him to the company and $4,455 was for other general and administrative expenses including office overhead, accounting, and stock transfer and filing fees included in accounts payable related parties. Henry Rolling and his wife were paid a total of $7,000 during the quarter as consulting expense.

The Company is dependent upon its board of directors and Mr. Rolling for continued financial support and management services to continue its business operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
None.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the beginning of the second quarter ending March 31, 2003, the Company had 13,269,600 shares outstanding. During the period, the Company's board of directors voted to amend the Company's Articles of Incorporation to increase its number of preferred shares from 100,000 to 1,000,000 shares increasing its authorized shares from 50,100,000 to 51,000,000.

On January 1, 2003 the Company issued 125,000 shares to consultants for the services to the Company valued at $18,750. The Company's board of directors voted to issue 125,000 restricted shares for compensation to individuals who provided consulting services to the company. The Company issued the shares under SEC Rule 144 at a value of 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the 1st quarter of its fiscal year, quarter ending March 31, 2003. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2003

Make Your Move, Inc.

/s/ Henry Rolling
-----------------
   Henry Rolling
   Chairman of the Board of Directors and President
   May 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                        By /s/Henry L. Rolling
                        ---------------------------------
                              Henry L. Rolling                     May 14, 2003
                              Chairman of the Board and Director

                        By /s/ Kristin Rolling
                        ---------------------------------
                               Kristin Rolling                     May 14, 2003
                               Secretary, Controller

                        By /s/Luther Mack, Jr.
                        ---------------------------------
                              Luther Mack, Jr.                     May 14, 2003
                              Director

                        By /s/ Edward McCaffery
                        ---------------------------------
                               Edward McCaffery                     May14, 2003
                               Director

                        By /s/ John Metzker
                        ---------------------------------
                               John Metzker                        May 14, 2003
                               Director