Form 10QSB
period 2003-06-30
MAKE YOUR MOVE INC
filed 2003-08-13
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2003 was 13,269,600.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

ITEM 1. FINANCIAL STATEMENTS:

       Condensed  Balance Sheets June 30, 2003 (unaudited) and September
       30, 2002 .............................................................. 3

       Unaudited  Condensed  Statements of Operations  for the three and nine months ended June 30, 2003 and 2002,  and  cummulative  from inception on September 30,1998 through June 30, 2003 .................. 4

       Unaudited  Condensed  Statements  of Cash Flows for the three and nine months ended June 30, 2003 and 2002,  and  cummulative  from inception on September 30,1998 through June 30, 2003 .................. 5

       Statement of Changes in Stockholders'  equity for the period from from  inception  on  September  30,1998  through  June  30,  2003
       (unaudited) ........................................................... 6

       Notes to Financial Statements (unaudited) ............................. 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS................................ 7-9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K ..................................... 10

PART II - OTHER INFORMATION.................................................. 10

ITEM 1. LEGAL PROCEEDINGS.................................................... 10

ITEM 2. CHANGES IN SECURITIES................................................ 10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 10

ITEM 5.  OTHER INFORMATION................................................... 10

SIGNATURES .................................................................. 11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.


                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                                    June 30,       September 30,
                                                                      2003             2002
                                                                ---------------- ----------------
                                                                    (unaudited)
                                     ASSETS
                                  ------------
CURRENT ASSETS
  Cash                                                            $        1,908   $          580
 Accrued management fees-related party                                    25,000            6,250
                                                                ---------------- ----------------

       TOTAL CURRENT ASSETS                                               26,908             6830
                                                                ---------------- ----------------

OTHER-PATENT APPLICATION                                                   4,500                -
                                                                ---------------- ----------------

                                                                  $       31,408   $        6,830
                                                                ================ ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable-trade                                          $       22,382   $          365
  Accounts payable- related party                                         12,970                -
                                                                ---------------- ----------------

       TOTAL CURRENT LIABILITIES                                          35,352              365
                                                                ---------------- ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 1,000,000
  shares authorized, none issued                                               -                -

Common stock, par value $.001, 50,000,000
  shares authorized,12,007,600 and 11,882,600 issued and
  outstanding, respectively                                               12,508           11,883
  Paid-in capital                                                      1,198,023          746,253
  (Deficit) accumulated during the development stage                  (1,214,475)        (751,671)
                                                                ---------------- ----------------

Total Stockholders' Equity                                                (3,944)           6,465
                                                                ---------------- ----------------

                                                                  $       31,408   $        6,830
                                                                ================ ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                       Cummulative
                                                                                                                          from
                                                                                                                      September 30,
                                                       Three Months Ended              Nine Months Ended                 1998
                                                             June 30,                        June 30,                 (Inception)
                                               --------------------------------- ---------------------------------        to
                                                        2003             2002             2003            2002       June 30, 2003
                                               ---------------- ---------------- ---------------- ---------------- ----------------
REVENUES                                         $         6,250  $            -  $        18,750  $             -  $        25,000
                                               ---------------- ---------------- ---------------- ---------------- ----------------

EXPENSES
  General and administrative                              96,780         311,033          481,554          444,105        1,149,632
  Research and development                                                                                     367           89,843
                                               ---------------- ---------------- ---------------- ---------------- ----------------

   Total expenses                                         96,780         311,033          481,554          444,472        1,239,475
                                               ---------------- ---------------- ---------------- ---------------- ----------------

NET (LOSS)                                       $       (90,530) $     (311,033) $      (462,804) $      (444,472) $    (1,214,475)
                                               ================= =============== ================ ================ ================

NET (LOSS) PER SHARE                             $         (0.01) $        (0.03) $         (0.04) $         (0.04)
                                               ================= =============== ================ ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           12,507,600      10,655,200       12,410,378       10,507,289
                                               ================= =============== ================ ================

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Cummulative
                                                                                        from
                                                                                   September 30,
                                                         Nine Months Ended              1998
                                                             June 30,               (Inception)
                                               ---------------------------------         to
                                                       2003            2002         June 30, 2003
                                               ---------------- ---------------- ----------------
OPERATING ACTIVITIES

  Net ( loss)                                    $      (462,804) $     (444,472) $    (1,214,475)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
     Contributed capital                                 183,645         198,935          609,391
     Stock issued for services                           268,750         249,840          551,140
  Changes in operating assets and liabilities:
       (Increase) in accrued management fees             (18,750)                         (25,000)
        Increase (decrease) in accounts payable           34,987          (4,363)          35,352
                                               ---------------- ---------------- ----------------

        Net Cash (Used) by Operating Activities            5,828             (60)         (43,592)
                                               ---------------- ---------------- ----------------


INVESTING ACTIVITIES
  Increase in patent application costs                    (4,500)                          (4,500)
                                               ---------------- ---------------- ----------------
        Net Cash (Used) by Investing Activities           (4,500)                          (4,500)
                                               ---------------- ---------------- ----------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                       50,000
                                               ---------------- ---------------- ----------------
        Net Cash provided by Financing Activities                                          50,000
                                               ---------------- ---------------- ----------------

NET INCREASE IN CASH                                       1,328             (60)           1,908

CASH AT BEGINNING OF PERIOD,                                 580              60                -
                                               ---------------- ---------------- ----------------

CASH AT END OF PERIOD                            $         1,908   $           -   $        1,908
                                               ================= =============== ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            (Deficit)
                                                                                                            Accumulated
                                                                   Common Stock                Receivable    During the
                                                            ----------- -----------   Paid-in      From     Development
                                                               Shares      Amount     Capital   Shareholder    Stage       Total
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Balances, at inception                                                -  $        -  $        -  $        -  $        -  $        -
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 1998                                          -           -           -                       -           -
Issuance of stock at $.005 per share, October 5, 1998        10,000,000      10,000      40,000                              50,000
Net (loss) for the period                                                                                       (50,485)    (50,485)
                                                            ----------- ----------- ----------- ----------- ----------- -----------

Balances, September 30, 1999                                 10,000,000      10,000      40,000           -     (50,485)       (485)
  Net (loss) for the year                                                                                          (485)       (485)
                                                            ----------- ----------- ----------- ----------- ----------- -----------

Balances, September 30, 2000                                 10,000,000      10,000      40,000                 (50,970)       (970)
Shares issued at $.15 per share, June 30, 2001:
    For compensation                                            100,000         100      14,900                              15,000
    For acquisition                                           2,000,000       2,000     298,000    (300,000)                      -
Contributed capital                                                                     193,328                             193,328
Net (loss) for the year                                                                                        (218,587)   (218,587)
                                                            ----------- ----------- ----------- ----------- ----------- -----------
Balances, September 30, 2001                                 12,100,000      12,100     546,228    (300,000)   (269,557)    (11,229)

Shares issued at $.15 per share for consulting services:
  January 7, 2002                                                 6,000           6         894                                 900
  June 15, 2002                                               1,731,600       1,732     258,008                             259,740
  July 7, 2002                                                   45,000          45       6,705                               6,750
Cancelation of outstanding shares, November 2001             (2,000,000)     (2,000)   (298,000)    300,000                       -
Contributed capital                                                                     232,418                             232,418
Net (loss) for the year                                                                                        (482,114)   (482,114)
                                                            ----------- ----------- ----------- ----------- ----------- -----------

Balances, September 30, 2002                                 11,882,600      11,883     746,253           0    (751,671)      6,465
(unaudited)
Shares issued for services:
  at $.50 per share, November 19, 2002                          500,000         500     249,500                             250,000
  at $.15 per share, January 1, 2003                            125,000         125      18,625                              18,750
Contributed capital                                                                     183,645                             183,645
Net (loss) for the nine months                                                                                 (462,804)   (462,804)
                                                            ----------- ----------- ----------- ----------- ----------- -----------

Balances, June 30, 2003 (unaudited)                          12,507,600  $   12,508  $1,198,023 $         - $(1,214,475) $   (3,944)
                                                            =========== =========== =========== =========== =========== ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                  (un-audited)

The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2003 and results of its operations and cash flows for the three and nine months ended June 30, 2003 and 2002 have been made. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

RESULTS OF OPERATIONS

A year ago to date, during the third quarter ended June 30, 2002 of the Company's fiscal year, the Company had no business operations. During the third quarter ended June 30, 2003 of the Company's fiscal year, the Company had no significant business operations and generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party, as compared to the second quarter ended June 30, 2002 in which the Company generated $6,250 in revenues for providing the same service. The Company generated $0 in revenues from sales.

On April 23, 2003, during the third quarter of the Company's fiscal year, quarter ending June 30, 2003, the Company executed a 30 day non-binding letter of intent to acquire Little Tech Learning, LLC, a company that marketed and distributed children's products utilizing unique patents and technology. The Company's objective was to complete the acquisition prior to the 30day expiration period of the letter of intent. During the period, the letter of intent expired with out the Company's successful completion of the acquisition of Little Tech Learning, LLC.

During the period, the Company continued to work with Sierra Capital Resources in order to raise funds for the Company's operations.

Public Relations Campaign

During the third quarter ended June 30, 2003, the Company terminated its relationship with TVA (The Video Agency). TVA has agreed to continue with the national public relations campaign to assist the Company in bringing awareness to the Company's business and products. The public relations campaign was valued at $1.3 million.

Letter of Intent to Acquire Little Tech Learning

On April 23,, 2003, the Company entered into a non-binding 30 day letter of intent agreement with Little Tech Learning, with the intent to acquire their company. The successful acquisition of Little Tech Learning is subject to a complete due diligence process by the Company's management and board of directors with the assistance and legal guidance of the Company's counsel and accounts and auditors.

OVER THE NEXT TWELVE MONTHS

During the second quarter ended March 31, 2003, the Company executed an and agreement with Sierra Capital Resources to assist the Company in raising funds for its operations. Over the past two years the Company has not generated any revenues from its operations. Over the next twelve months, in order for the Company to enhance its business, grow its business and continue its business, which constitutes producing and selling board games, generating online game site subscriptions and completing the development of the game system technology, the Company's management estimates the Company will need $2 million to completely rollout its operations. The Company has no contractually committed funds. Over the next twelve months the Company's present shareholders have orally stated that they will loan the Company $2 million to initially fund the Company's business operations. The Company has no written contracts to this effect and therefore a material uncertainty does exist that the present shareholders may decide not to loan these funds to the Company. The Company has no means of enforcing their oral statements.

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

During the 3 months ended June 30, 2003, and 2002, the Company generated $0 and $0 in research development expenses.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

During the quarter ended June 30, 2003, Alice Heiman resigned as the Company's Chief Sales Officer. Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently 2 fulltime and 2 part time employees to ten full time employees over the next twelve months.

RESIGNATION OF BOARD OF DIRECTORS AND OFFICER

During the quarter ended June 30, 2003, Alice Heiman resigned as the Company's Chief Sales Officer.

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the third quarter ended June 30, 2002 of the Company's fiscal year, the Company had no operations and no funds were contributed to the Company. The Company's principal shareholder and interim President of the company, Henry Rolling has continued to provide substantially all his time towards the Company's business. Of the total capital contributed for the quarter, $56,720 approximately $43,750 was for uncompensated services rendered by him to the Company and $12,970 was for other general and administrative expenses including office overhead, accounting, and stock transfer and filing fees included in accounts payable related parties.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a. Exhibits

Exhibit
Number    Exhibit Title
------    -------------
99.1      Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14

99.2 Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b)(17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports on Form 8-K
None


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August 2003

Make Your Move, Inc.

/s/ Henry Rolling
-----------------
Henry Rolling
Chairman of the Board of Directors and President
August 12, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                  By /s/Henry L. Rolling
                  ------------------------------------
                  Henry L. Rolling                            August 12, 2003
                  Chairman of the Board and Director

                  By /s/ Kristin Rolling
                  ------------------------------------
                  Kristin Rolling                             August 12, 2003
                  Secretary, Controller

                  By /s/Luther Mack, Jr.
                  ------------------------------------
                  Luther Mack, Jr.                            August 12, 2003
                  Director

                  By /s/ Edward McCaffery
                  ------------------------------------
                  Edward McCaffery                            August 12, 2003
                  Director

                  By /s/ John Metzker
                  ------------------------------------
                  John Metzker                                August 12, 2003
                  Director

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

Date: August 12, 2003
/s/ Henry L. Rolling
-----------------------------
Henry L. Rolling, CEO

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

Date: August 12, 2003
/s/ Henry L. Rolling
-----------------------------
    Henry L. Rolling, CFO