Form 10KSB
period 2003-09-30
MAKE YOUR MOVE INC
filed 2004-01-13
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)


FOR THE FISCAL YEAR ENDED SEPT. 30, 2003          COMMISSION FILE NUMBER 0-31987
--------------------------------------------------------------------------------

                              MAKE YOUR MOVE, INC.
--------------------------------------------------------------------------------
                     (Small Business Issuer in its Charter)


         NEVADA                                                 33-0925319
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   321 Broadway Blvd., Reno, Nevada                                    89502
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

        Issuer's Telephone Number:                    (775) 322-5567
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
      -------------------------------------------------------------------

    (Title of each class)            (Name of each exchange on which registered)
                                                            N/A

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          COMMON STOCK, PAR VALUE $.001
                        --------------------------------

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

State issuer's revenues for its most recent fiscal year: $25,000 State the aggregate market value of the voting stock held by non-affiliates of the issuer computed by reference to the price at which stock was sold: $________.

Number of shares of the issuer's common stock, par value $.001, outstanding as of September 30, 2003: 13,959,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Certificate of Incorporation (incorporated by reference to Exhibit 1 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). Bylaws of the registrant (incorporated by reference to Exhibit 2 filed with the Registration Statement on Form 10-SB filed on November 17, 2000). The issuer's information statement for its 2002 Annual Meeting and the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, for Make Your Move, Inc.

Transitional Small Business Disclosure Format                  YES ( ) NO (X )
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

PART I

     Item 1. DESCRIPTION OF BUSINESS........................................   3

     Item 2. DESCRIPTION OF PROPERTY........................................   8

     Item 3. LEGAL PROCEEDINGS..............................................   8

     Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER...............   8

     Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   9

     Item 6. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................  10

     Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  12

     Item 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANT  ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  12

PART II

     Item 9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS  OF THE  REGISTRANT;  COMPLIANCE  WITH  SECTION
             10(A) OF THE EXCHANGE ACT......................................  13

     Item 10. EXECUTIVE COMPENSATION........................................  15

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  16

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  16

     Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.........................  16

SIGNATURES .................................................................  17

EXHIBIT INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS/HISTORY
        -------------------------------

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

The private securities litigation reform act of 1995 provides a `safe harbor' for forward-looking statements, certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consummation of a transaction, anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move, Inc. (the Company). These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.

BUSINESS DESCRIPTION
--------------------

Business

Make Your Move, Inc., a Nevada corporation, proposes to be a designer, developer and marketer of a wide range of educational products and technology and is focused on delivering those unique products across a variety of profitable platforms. Through a management agreement with DCP Limited, a legally distinct and affiliated company, Make Your Move, Inc. has unique game products that the company believes is attractive to significant segments of both longstanding, traditional markets and emerging, Internet markets. The commercial success in selling these products by DCP Limited demonstrates the potential for Make Your Move to become an immediate participant in the game marketplace.

Make Your Move, Inc. seeks to be identified as providing a better game experience through strong content delivered on a variety of consumer friendly platforms. The company believes that its initial product offerings are improvements on history's most familiar and popular board games: checkers, chess and backgammon. The company believes that these new games are more interesting and allow for team play involving friends and family in a positive activity. The company plans to aggressively and simultaneously market these products for delivery both as hands-on, traditional board games and online. The company believes that success in these efforts will serve as a springboard to the development of a proprietary console with strong niche appeal.

Make Your Move, Inc. products will initially compete in two distinct markets, traditional board games and Internet gaming. The first is a proven, stable market in which the company has products that the company has begun marketing through sales reps. The company believes the second is a changing marketplace rapidly becoming more reflective of the overall population. The growing number of online gamers and their ever-increasing diversity represent an exceptional opportunity. The appeal of the company's products positions the company perfectly to capture a significant share of the online gaming market.

The company has selected target markets to capitalize on what the company believes is two important trends. One is the return to a family focus on common activities. The second is what the company believes is a dramatic change in the profile of online game players to be more representative of the population as a whole.

     o Primary: The buyers of traditional games - families with children and computer access who will play the company's games on the kitchen table and on the Internet.
     o Primary: Existing Internet gamers and new Internet gamers attracted by MYM products.
     o Secondary: The buyers of computer games, often Internet gamers who use this format to hone their skills for Internet competition.

PROPOSED PRODUCT LINES
----------------------

Make Your Move, Inc. proposes to be a designer, developer and marketer of a wide range of educational products and technology. As of the company's fiscal year ended, September 30, 2003, the company has generated $25,000 in revenues from management services for DCP an affiliated and legally distinct party. The company has generated $0 in revenues from sales. The following are the proposed product lines for which the company proposes to design, develop and market products.

Board Games

As of the company's fiscal year ended, September 30, 2003, the company had completed the development of its' board games Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon and began marketing those games through sales reps during the year. The company anticipates realizing revenues from sells of its board games in the second quarter of the company's fiscal year, year end September 30, 2004.

Proposed Online Game Site

As of the company's fiscal year end, September 30, 2003, the company was still developing its proposed online game site and has not generated any revenues from online game membership subscription sales. The company anticipates that its proposed online game site may be completed by the end of the second quarter of 2004, and selling online game membership subscriptions to the proposed online game site during the third quarter of 2004.

Proposed Game System

As of the company's fiscal year end, September 30, 2003, the company continued the development of its proposed game system. The company filed a patent application on the proposed game system during the period. During the period, the company had not generated any revenues from sales. The company anticipates that the development of its proposed game system may be completed by the end of the fourth quarter of 2004, and anticipates realizing revenues in the third quarter of 2005 from sales of its proposed game system.

THE COMPANY
-----------

Make Your Move, Inc., a Nevada corporation, proposes to be a designer, developer and marketer of a wide range of educational products and technology ad is focused on delivering those unique products across a variety of profitable platforms. Through a management agreement with DCP Limited, a legally distinct and affiliated company, Make Your Move, Inc. has unique game products that the company believes is attractive to significant segments of longstanding, traditional markets and emerging, Internet markets. The success in selling these products by DCP Limited demonstrates the potential for Make Your Move to become a significant player in the game marketplace. The company plans to explore opportunities to acquire an established company or enter into license agreements to expand its product line.

Via the management agreement with DCP Limited, the company has exclusive marketing and distribution rights to Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon as part of its management agreement with DCP. These four games have been commercially sold by DCP and below is a table showing the revenues that DCP realized from sales during the period from January 1, 1999 to September 30, 2003:

Revenues Realized by DCP From Sales from January 1, 1999 to September 30, 2003:

     Board Games:        1999      2000       2001    2002     2003
     --------------------------------------------------------------
     Cube Checkers       $303,216  $24,257    $0      $0       $0
     Doubles Chess       $12,167   $1,798     $0      $0       $0
     Doubles Checkers    $8,299    $1,958     $0      $0       $0
     Doubles Backgammon  $269      $419       $0      $0       $0
     --------------------------------------------------------------
     Total               $323,951  $28,432    $0      $0       $0

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

COMPANY HISTORY
---------------

Make Your Move, Inc.

The Company was incorporated under the laws of the State of Nevada on September 28, 1998 and was organized to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league.

On June 30, 2001, the Company originally incorporated with the name Pacific Sports Enterprises, Inc. amended its Articles of Incorporation to change its name to Make Your Move, Inc. and increased its authorized common stock from 10,000,000 shares to 50,000,000 shares of $.001 par value. The amendment to the Articles of Incorporation also authorizes the Issuer to issue 1 million shares of Preferred stock with a par value of $.001. Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restriction thereof as shall be determined by resolution adopted by the Board of Directors at the time such stock is issued, without further approval of the shareholders.

On June 30, 2001, The Rolling Group, LLC, a Nevada Limited Liability Company, owned by Mr. Henry Rolling, purchased 7,000,000 shares of Pacific Sports
Enterprises, Inc. from ASI Acquisition Corporation for $50,000. Mr. Henry Rolling (Mr. Rolling) is the sole owner, manager, member and investor of The Rolling Group (the Group), and controls the company. There are no other managers in the Group. Mr. Rolling formed the Group for the purpose of making private investments. The Group has made no other investments in any companies and has no percentage ownership in any other companies. The Group has no present plans to acquire shares in other companies and at present has no business activities.

This transaction gave The Rolling Group, LLC, which became Make Your Move, Inc.`s parent, 70% of the then outstanding stock of the company. At this time Mr. Henry Rolling was elected President and took over the management of the company. There were no significant operating activities of the company prior to the acquisition of the company by The Rolling Group, LLC.

Management Services for DCP Limited

During the year, Make Your Move, Inc. provided management services for DCP Limited (DCP) and generated $25,000 for its management services.

INTELLECTUAL PROPERTIES
-----------------------

During the first quarter of the company's fiscal year ended September 30, 2003, the company filed a patent application on its proposed game system. The company anticipates filing additional patent applications on the proposed game system in the future. Present, future and contemplated intellectual properties (IP) are very important to the company's proposed business. Management believes that the company's inability to protect its intellectual properties will have a direct and possible adverse effect on the company's business. If the company is unable to protect its IP rights then the company will lose market share to the competitor who has made the infringement. Management will take all steps necessary to protect the company's IP rights, however, Management states that there is no guarantee that it will be successful at in accomplishing that goal.

The following table depicts the intellectual property protection provided to date for to the games that the Company has exclusives rights to sell as a part of its management agreement with DCP, Limited.

IP Protection:           Patents Issued   Copyrights Issued    Trademarks Issued
--------------------------------------------------------------------------------
Cube Checkers            Yes (1997)       Yes                  Yes
Doubles Chess            No               Yes                  Yes
Doubles Checkers         No               Yes                  Yes
Doubles Backgammon       No               Yes                  Yes

DCP has only one issued patent and that is for Cube Checkers. The company has not filed any other patents. The duration of DCP's patent on Cube Checkers is for seventeen years. As of the company's fiscal year ended, September 30, 2003, there were approximately 9 years remaining on the patent issued for Cube Checkers. The intellectual property (IP) protection on DCP's games will not prevent other companies from developing their own versions of the classic games of chess, checkers and backgammon. The IP's are intended to prevent other companies from infringing upon DCP's versions of the classic games of chess checkers and backgammon.

DISTRIBUTION METHODS FOR PRODUCTS AND SERVICES
----------------------------------------------

The company plans to utilize manufacturing sales representatives to assist with sales and distribution with the goal of establishing a national and international sales representative force. In addition the company plans to explore opportunities to acquire an established company that has established distribution and marketing channels.

NEW PRODUCTS
------------

As of the company's fiscal year end, September 30, 2003, the company had completed the development of its board game product line, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon and has nearly completed the development of its online game site. During the year, in an attempt to expand its product line the company began exploring the opportunities to acquire an established company or enter into license agreements with interactive educational companies who's whose products were different but philosophies were similar to Make Your Move, Inc.'s. As of the company's fiscal year end, the company had not acquired a company or entered into any license agreements. The company plans to continue exploring the opportunities to acquire an established company or enter into license agreements during the first or second quarter of the company's fiscal year of 2004.

COMPETITION AND INDUSTRY PARTICIPANTS
-------------------------------------

Some of the Company's competitors are bigger, better financed and have well established distribution channels for their products and services. Many small companies and hundreds of new game products are introduced into the market every year, and many have difficulty penetrating the market.

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

The top three game console manufacturers are, Microsoft - X-Box, Sony - Play Station, and Nintendo - Game Cube. The competition within this segment is substantial. The barriers to entry for other competitors entering the industry is enormous.

There are many competitors within the online game industry. The size of the competition varies. American Online, Vivendi and Yahoo! are larger competitors that have been successful within the industry.

RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------

During the company's fiscal year, yearend September 30, 2003 the company continued developing its proposed game system. During the first quarter the company filed a patent application on its proposed game system. The company continued spending time developing an online game site that the company expects to officially launch during the second quarter of the company's fiscal year.

During the year ended September 30, 2003, the company generated no research and development cost as compared to the company's last fiscal year, year September

30, 2002 in which the Company generated $14,550 in research and development cost.

Research and Development Activity Cost Break

The company generated no research and development cost during the company's fiscal year, because Mr. Henry Rolling, the company's president, and Dr. Larry Hinderks the company's former CEO, personally performed the research and did not allocate their compensation to that category as provided under generally accepted accounting principles (GAAP). Mr. Rolling and Dr. Hinderks spent many hours researching all the various components and technology that the company believes will be necessary to develop the company's proposed game system. For example, the type of monitor that would be used in the development of the company's proposed game system had to be identified. In regard to the software operating system that we intend to use for the proposed game system, time was spent determining which software operating system should be utilized.

The following is a break down of the development cost that the company incurred for the research and development of the company's website, online game site and game system by outside consultants that were unrelated and unaffiliated with the company at a monetary or non-monetary cost in the form of the issuance of restricted common stock. During the period no stock was issued for research and development cost. The research and development cost breakdown is as follows:

MKMV Website:                               $0
MKMV Online Game Site:                      $0
MKMV Game System Research:                  $0
----------------------------------------------
Total Research and Development Cost:        $0

As of the company's fiscal year ended, September 30, 2003, the company had generated $0 in sales.

EMPLOYEES
---------

As of the company's fiscal yearend, September 30, 2003, the company had one fulltime employee, Mr. Henry Rolling. Mr. Rolling currently serves as the company's President, Secretary and Controller. Chief Financial Officer.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

The company maintains office space at 321 Broadway Blvd., Reno Nevada 89502.


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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

Number of Holders of Make Your Move, Inc. Common Stock:

There are an estimated 300 holders of Make Your Move, Inc. common stock

As of the company's year end, September 30, 2003 it had 51,000,000 authorized shares of which 50,000,000 were classified as common shares and 1,000,000 were classified as preferred shares. As of September 30, 2003 the company had 13,959,600 common shares issued and outstanding and no preferred shares issued and outstanding.

ISSUANCE OF SECURITIES
----------------------

The company issued securities for compensation that were not registered under the Securities Act of 1933 during the, second quarter and fourth quarter of the company's fiscal year end September 30, 2003. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4(2) of the Securities Act of 1933.

On November 10, 2002, January 1, 2003, the Company issued restricted shares for compensation to parties who provided consultation services to the company. During the period, the company solicited outside consultation from unrelated parties to assist the company in administrative and operational development in exchange for of the issuance of restricted common stock issued under SEC Rule
144. The Board of Directors approved a total of $250,000, and $18,750, respectively, of such stock for such compensation. The Company's board of directors valued the shares based on the approximate average value of the last five trading days of the company's stock before the issuance of the shares, discounted due to the restrictions on the sell sale of the shares.

On July 1, 2003 and September 22, 2003 the Rolling Group, which in the development of the Company's website and marketing plan, was compensated at a non-monetary cost in the form of the issuance of restricted common stock issued under SEC Rule 144. The Board of Directors approved a total of $19,050 and $12,500 respectively, of such stock issuances for such compensation for the Rolling Group. The company's board of directors valued the shares based on the approximate average value of the last five trading days of the company's stock before the issuance of the shares, discounted due to the selling restrictions.

On September 22, 2003 during the fourth quarter of the company's fiscal year, the company filed a FORM S-8 REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 to register 500,000 shares under the Make Your Move, Inc. 2003 Stock Plan in order to compensate directors, officers and consultants of the company. During the period, the company's Board of Directors approved a total of $43,700 of such stock issuance for such compensation. The company's board of directors valued the shares based on the approximate average value of the last five trading days of the company's stock before the issuance of the shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATION
        ------------------------------------------------------

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

THE COMPANY'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS
-----------------------------------------------------------

Over the next twelve months, in order for the company to develop and continue its business, which the company anticipates will include producing and selling its proposed product line, the company's management estimates the company may need $2 million to successfully and completely rollout its operations. As of the company's fiscal yearend the company has been unsuccessful at raising funds for its operations and therefore a material uncertainty does exist for the company.

The company has no other sources of funds and therefore a material uncertainty does exist for the company. Over the next twelve months, the company plans to l continue to seek out and identify sources of funding for its operations. If the company is unsuccessful at raising $2 million, then the company will not be able to initiate its full business rollout and therefore, the company will be forced to discontinue its business operations.

Proposed Rollout of the company's Proposed Business

     The company plans to begin full business operations and believes it can satisfy its existing cash requirements over the next twelve months with a successful raise of $2 million. The company's management believes that these funds can provide the company with the necessary capital to do a complete rollout of the company's business. The company's management believes the company can begin to generate enough revenues that will in turn allow the company to fund future growth internally without the need for the company to raise additional capital in twelve months. The company's complete business rollout includes:

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
     *    Place Radio ads to advertise the company's proposed online game site.

The following is the company's anticipated use of funds for its existing funding needs:

Total Funds:                $2,000,000
Anticipated Use of Funds

Sales & Marketing            $ 750,000
Research & Development         300,000
Beginning Inventory            250,000
Costs of Issuance              160,000
Other Working Capital          540,000
                          ------------
Total Uses                  $2,000.000
                          ============

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

RESULTS OF OPERATIONS
---------------------

As of the  company's  fiscal  yearend,  September  30,  2003 the  company had no significant business operations and generated no material revenues from operations. The company generated expenses totaling $592,865 of which $175,000 was for officers compensation, $369,300 was for consulting services, $20,380 for was professional services, and $28,185 was for other general and administrative expenses.

During the fiscal year, the company's only revenues was $25,000 earned from management services provided to DCP an affiliated and legally distinct party. During the period, the company filed a patent application on its intellectual properties at a cost of $8338. During the period, the company finished the redesign of the packaging for the four games the company gained the exclusive rights for via a management agreement with DCP, Limited, an affiliated company and began marketing those products through sales reps towards the end of the period. During the period, the company solicited outside consultation from unrelated and unaffiliated parties to assist the company in the development of its business and marketing plan at a non-monetary cost in the form of the issuance of common stock. The Board of Directors approved a total of $344,000 of such stock issuances for such compensation during the period.

During the year, in an attempt to expand its product line the company began exploring the opportunities to acquire an established company or enter into license agreements with interactive educational companies who's products were different but philosophies were similar to Make Your Move, Inc.'s. As of the Company's fiscal yearend, the company had not acquired a company or entered into any license agreements. The Company plans to continue exploring the opportunities to acquire an established company or enter into license agreements during the first or second quarter of the Company's fiscal year of 2004.

PRODUCT RESEARCH AND DEVELOPMENT AND PRODUCT LAUNCH
---------------------------------------------------

As of the company's fiscal yearend September 30, 2003, the company had finished the development of the company's board games and began marketing those games through sales reps towards the end of the period. During the period the company generated $0 in revenues from sales. The Company plans to finish the development of its online game site and do a launch of the site during the second quarter of the company's fiscal year, yearend September 30, 2004. During the period, the company filed a patent application on its proposed game system called the "Nemesys" Over the next twelve months the Company anticipates that it will continue to generate research and development expenses related to its proposed product line.

Over the next twelve months the Company anticipates that in order to complete its research and development and do a full launch of its product line, the company will have to raise approximately $2 million. Upon the successful raise of $2 million the company anticipates a launch of its completed board games and proposed online game site in 2004 followed by a launch of its proposed game system in 2005.

PLANTS AND EQUIPMENT
--------------------

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES
---------

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently one fulltime employee to ten full time employees over the next twelve months.


ITEM 7. FINANCIAL STATEMENTS
        --------------------

The full text of the company's audited financial statements for the fiscal years ended September 30, 2003 and 2002 are attached to this filing as Exhibit 11.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        ------------------------------------------------------------------------

As of September 30, 2003, the following are the ages of the directors and executive officers of the Company.

Directors:                                                    Age:
Luther Mack                                                   64
Edward McCaffery                                              41
John Metzker                                                  64
Henry Rolling                                                 38

Executive Officers:                                           Age:

Henry Rolling, President/Secretary/Controller                 38

The directors and executive officers of the company were as of September 30, 2003:

Henry Rolling        CEO, President, Secretary, Controller, Director 9/30/2002
Dr. Luther Mack, Jr. Director                                        9/30/2002
Edward McCaffery     Director                                        9/30/2002
John Metzker         Director.                                       9/30/2002

The directors of the Company serve for a term of one year. Each director has served for the following periods during the Company's fiscal year 2003 ending September 30:

Luther Mack was elected a director on September 30, 2002 and has served for a period of 12 months.

Henry Rolling was elected a director on September 30, 2002 and has served for a period of 12 months.

Edward McCaffery was elected a director on September 30, 2002 and has served for a period of 3 months.

John Metzker was elected a director on September 30, 2002 and has served for a period of 3 months.

HENRY L. ROLLING - CEO, President, Secretary, Controller, Director

From June 30, 2001 to present - Mr. Henry Rolling (Mr. Rolling) is the CEO, President, Secretary and Controller of Make Your Move, Inc.

From 1996 to 1999 - Mr. Rolling served as the President of DCP Limited, a board game manufacturer.

From 1994 to 1996 Mr. Rolling served as the Vice President of Doubles Chess Partners, a general partnership that produced the Doubles Chess board game. Henry L. Rolling is the founder of DCP, Ltd. - doing business as DCP Games. Mr. Rolling is the co-creator of the games in the Doubles Classic Series (Doubles Chess, Doubles Checkers, and Doubles Backgammon), and the developer of Cube Checkers. Mr. Rolling served as the President and CEO of DCP Ltd., and he was responsible for overseeing and participating in all aspects of the business, including financing, manufacturing, marketing, and strategic planning. While playing the position of outside linebacker in the NFL Mr. Rolling received his B.A. degree in Economics from the University of Nevada. Mr. Rolling also received his M.S. degree in Economics from the University of Nevada. Mr. Rolling

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT - continued

played outside linebacker in the National Football League for nine years with the Tampa Bay Buccaneers, San Diego Chargers, and the Los Angeles Rams. It was also during this time that Mr. Rolling started marketing and selling Doubles Chess, which led to the formation of DCP Limited.

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

EDWARD McCAFFERY - Director

From 1987 to the present Mr. McCaffery has been the President of Brunsonbilt Construction & Development Co., Ltd.

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

DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT - continued

Mr. John Metzker who currently serves as a Director of company is the father-in-law of Mr. Henry Rolling who currently serves as the President, Secretary, Controller and as a director for the Company.

During the year, the company hired Larry Hinderks as the Company's CEO and Chairman and Alice Heiman has the company's Chief Sales Officer. Larry Hinderks resigned from serving as the Company's CEO and Chairman in March of 2003 for personal reasons and Alice Heiman resigned from serving as the Company's Chief Sales Officer in April of 2003.

During the year, Kristin Rolling resigned from serving as the company's Secretary and Controller in March of 2003 for personal reasons. Mrs. Rolling is married to Henry Rolling the company's President. During the year, Stuart Brown resigned from serving on the company's board of Directors in February of 2003 for personal reasons.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

During fiscal year 2003, the company paid the following compensation to the Company's officers and directors:

Cash Compensation - None
Non-cash Compensation-None
Stock Compensation-Yes

---------------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
                                            Long Term Compensation
                           Annual Compensation      Awards                    Payouts
(a)             (b)           (c)           (d)           (e)           (f)            (g)           (h)           (i)
Name and        Year          Salary ($)    Bonus ($)     Other Annual  Restricted     Securities    LTIP Payouts  All Other
Principle                                                 Compensation  Stock          Underlying    ($)           Compensation
Position                                                  ($)           Award(s) ($)   Options/SARs                ($)
                                                                                       (#)
---------------------------------------------------------------------------------------------------------------------------------
CEO             2003          $43,749                     $0            $31,550        0             $0            $0
Henry Rolling   ------
                ------
A               2003          $0            $0            $0            $0             0             $0            $0
President       ------
Henry Rolling   ------
B               2003          $0                          $0            $0             0             $0            $0
Secretary,      ------
Controller      ------
Kristin Rolling
C               2003          $0            $0            $0            $0             0             $0            $0
Director
Luther Mack
D               2003          $0            $0            $0            $0             0             $0            $0
Director
Edward
McCaffery
E               2003          $0            $0            $0            $0             0             $0            $0
Director
John Metzker

---------------------------------------------------------------------------------------------------------------------------------

Other Executive Compensation:  None

Management Compensations:

As of the Company's fiscal yearend, September 30, 2003, the Company generated $25,000 in revenues from management services for DCP an affiliated and legally distinct party.

Compensation of Directors: None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

As of September 30, 2003, the company's directors, officers and over 5% of the shareholders held beneficially the following shares of common stock or beneficial interest. Numbers of shares have been adjusted to reflect the 10 for 1 forward split effective June 30, 2001.

Name     Title                             Common Shares            % Class
--------------------------------------------------------------------------------
The Rolling Group                          7,287,850                  52%
a.k.a. Henry L. Rolling, CEO,
President, Secretary Controller, Director

Luther Mack, Jr., Director                 298,600                    2%

Ed McCaffery, Director                     892,000                    6%

John Metzker, Director                     170,000                    1.2%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Management Agreement With DCP Limited

On November 1, 2001 the board of directors of MYM and DCP Limited voted to enter into a management agreement and further voted to make it effective June 30, 2002. On November 1, 2001, MYM and DCP entered into a management agreement whereby MYM would manage and purchase games from DCP and resell them to the general public. MYM's Board of Directors voted that the 100,000 post split shares of MYM common stock previously issued for the acquisition of DCP be retained by DCP, for the "future opportunity to combine" DCP's games Cube
Checkers, Doubles Chess, Doubles Checkers or Doubles Backgammon and related products into the Company's proposed game technology i.e. proposed game system and related products or proposed online game site and related products. The future opportunity begins when MYM has developed its proposed game technology and is ready to incorporate the proposed product line. DCP is an affiliated company. The company has no direct or indirect ownership interest in DCP.

The company provided management services for DCP Limited during the company's entire fiscal year, yearend September 30, 2003. As of the Company's fiscal yearend, the Company had generated $25,000 in revenues from management services for DCP an affiliated and legally distinct party.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

          31.  Certification
          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

    None

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: January 12, 2003                     Make Your Move, Inc.
                                            Registrant

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

Signature and Capacity

            By /s/Henry L. Rolling
            -------------------------------
                  Henry L. Rolling                         January 12, 2003
                  Chief Executive Officer
                  President, Secretary, Controller
                  Chairman of the Board and Director

            By /s/Luther Mack, Jr.
            -------------------------------
                  Luther Mack, Jr.                         January 12, 2003
                  Director

            By /s/Edward McCaffery
            -------------------------------
                  Edward McCaffery                         January 12, 2003
                  Director

            By /s/John Metzker
            -------------------------------
                  John Metzker                             January 12, 2003
                  Director