Form 10QSB
period 2003-12-31
MAKE YOUR MOVE INC
filed 2004-01-20
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September, 30, 2003 was 13,959,600.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

        Condensed  Balance Sheets December 31, 2003  (unaudited) and
        September 30, 2003 .................................................  3

        Unaudited  Statements  of  Operations  for the three  months ended  December  31,  2003 and 2002,  and  cummulative  from inception  on September  28, 1998 through  December 31, 2003 .......  4


        Unaudited  Condensed  Statements of Cash Flows for the three months  ended  December 31, 2003 and 2002,  and  cummulative from  inception on September  28, 1998 through  December 31,
        2003 ...............................................................  5

        Statement of Changes in Stockholders'  equity for the period from  inception on September  28, 1998 through  December 31,
        2003 (unaudited)....................................................  6

        Notes to Financial Statements (unaudited) ......................  8 - 9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS............................ 9 - 11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K  ................................... 11

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.................................................... 11

ITEM 2 CHANGES IN SECURITIES................................................ 11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................... 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS .............. 12

ITEM 5 OTHER INFORMATION.................................................... 12

SIGNATURES ................................................................. 12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.



                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                      December 31,    September 30,
                                                           2003             2003
                                                  ---------------- ----------------
                                                       (unaudited)
                                     ASSETS
                                    ---------

CURRENT ASSETS-Cash                                 $          600   $            -

OTHER ASSETS
Accrued management fees-related party                       37,500           31,250
Other assets                                                37,148           10,956
                                                  ---------------- ----------------

                                                    $       75,248   $       42,206
                                                  ================ ================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-trade                            $       21,099   $       14,327
  Accrued compensation                                      87,498           43,749
  Shareholder advances                                      50,041            7,271
                                                  ---------------- ----------------

       TOTAL CURRENT LIABILITIES                           158,638           65,348
                                                  ---------------- ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 1,000,000
 shares authorized, none issued                                                   -
Common stock, par value $.001, 50,000,000
  shares authorized, 29,430,600 and 13,959,600
   issued and outstanding, respectively                     29,431           13,960
 Paid-in capital                                         3,250,179          662,430
 Receivable from shareholders                           (2,380,000)
 Contributed capital                                       620,004          620,004
 (Deficit) accumulated during the development stage     (1,603,005)      (1,319,536)
                                                  ---------------- ----------------

Total Stockholders' Equity                                 (83,390)         (23,142)
                                                  ---------------- ----------------

                                                    $       75,248   $       42,206
                                                  ================ ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      Cummulative
                                                                          from
                                                Three Month           September 30,
                                               Period Ended               1998
                                               December 31,            (Inception)
                                     ----------------------------          to
                                           2003          2002      December 31, 2003
                                     ------------- -------------- -------------------


REVENUES-related party                $      6,250  $       6,250    $         37,500
                                     ------------- -------------- -------------------

EXPENSES
   General and administrative              289,719        305,932           1,550,662
   Research and development expense                                            89,843
                                     ------------- -------------- -------------------

   Total expenses                          289,719        305,932           1,640,505
                                     ------------- -------------- -------------------

NET (LOSS)                            $   (283,469) $    (299,682)   $     (1,603,005)
                                     ============= ============== ===================

NET (LOSS) PER SHARE-BASIC            $      (0.02) $       (0.02)
                                     ============= ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             17,213,933     12,215,933
                                     ============= ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Cummulative
                                                                                      from
                                                          Three Month              September 30,
                                                          Period Ended                 1998
                                                           December 31,            (Inception)
                                                   ----------------------------         to
                                                        2003          2002      December 31, 2003
                                                   ------------- -------------- -------------------
OPERATING ACTIVITIES

   Net ( loss)                                       $  (283,469) $    (299,682)   $     (1,603,005)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Common stock issued for services                   223,220        250,000             849,610
      Contributed capital                                                45,645             620,004
   Changes in operating assets and liabilities:
         Acrrued management fees                          (6,250)        (6,250)            (37,500)
         Increase in accrued compensation                 43,749                              87,498
         Accounts payable                                  6,772         10,249              21,099
                                                   ------------- -------------- -------------------

         Net Cash Provided (Used) by Operating
            Activities                                   (15,978)           (38)            (62,293)
                                                   ------------- -------------- -------------------


INVESTING ACTIVITIES
   Increase in other assets                              (26,192)                           (37,148)
                                                   ------------- -------------- -------------------

         Net Cash Applied to Investing Activities        (26,192)             -             (37,148)
                                                   ------------- -------------- -------------------

FINANCING ACTIVITIES
   Shareholder advances                                   42,770                             50,040
   Proceeds from sale of common stock                                                        50,000
                                                   ------------- -------------- -------------------

         Net Cash Provided by Financing Activities        42,770              -             100,040
                                                   ------------- -------------- -------------------

 NET INCREASE IN CASH                                        600            (38)                600

 CASH AT BEGINNING OF PERIOD,                                               580                   -
                                                   ------------- -------------- -------------------

 CASH AT END OF PERIOD                               $       600  $         542    $            600
                                                   ============= =============== ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                             (Deficit)
                                                                                                            Accumulated
                                                     Common Stock                              Receivable    During the
                                               ---------------------    Paid-in  Contributed      From      Development
                                                  Shares     Amount     Capital     Capital   Shareholders     Stage        Total
                                               --------------------- ------------ ---------- ------------- ------------- ----------
Balances, at inception                                  - $        -  $         -  $       -  $          -  $          -  $       -
                                               --------------------- ------------ ---------- ------------- ------------- ----------
Balances, September 30, 1998
Issuance of stock at $.005 per share,
      October 5, 1998                          10,000,000     10,000       40,000          -             -             -     50,000
Net (loss) for the year                                                                                          (50,485)   (50,485)
                                               --------------------- ------------ ---------- ------------- ------------- ----------


Balances, September 30, 1999                   10,000,000     10,000       40,000          -             -       (50,485)      (485)
  Net (loss) for the year                                                                                           (485)      (485)
                                               --------------------- ------------ ---------- ------------- ------------- ----------


Balances, September 30, 2000                   10,000,000     10,000       40,000          -                     (50,970)      (970)
Shares issued at $.15 per share, June 30, 2001:
    For compensation                              100,000        100       14,900                                            15,000
    For acquisition                             2,000,000      2,000      298,000                 (300,000)                       -
Contributed capital                                                                  193,328                                193,328
Net (loss) for the year                                                                                         (218,587)  (218,587)
                                               --------------------- ------------ ---------- ------------- ------------- ----------

Balances, September 30, 2001                   12,100,000     12,100      352,900    193,328      (300,000)     (269,557)   (11,229)

Shares issued at $.15 per share for consulting
      services:
  January 7, 2002                                   6,000          6          894                                               900
  June 15, 2002                                 1,731,600      1,732      258,008                                           259,740
  July 7, 2002                                     45,000         45        6,705                                             6,750
Cancelation of outstanding shares,
      November 2001                            (2,000,000)    (2,000)    (298,000)                 300,000                        -
Contributed capital                                                                  232,418                                232,418
Net (loss) for the year                                                                                         (482,114)  (482,114)
                                               --------------------- ------------ ---------- ------------- ------------- ----------


Balances, September 30, 2002                   11,882,600     11,883      320,507    425,746             -      (751,671)     6,465

Shares issued for consulting services
  at $.50 per share, November 19, 2002            500,000        500      249,500                                           250,000
  at $.15 per share, January 1, 2003              125,000        125       18,625                                            18,750
  at $.025 per share, July 1, 2003                762,000        762       18,288                                            19,050
  at $.23 per share, September 22, 2003           190,000        190       43,510                                            43,700
  at $.025 per share, September 22, 2003          500,000        500       12,000                                            12,500
Contributed capital                                                                  194,258                                194,258
Net (loss) for the year                                                                                         (567,865)  (567,865)
                                               --------------------- ------------ ---------- ------------- ------------- ----------



STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Balances, September 30, 2003                   13,959,600     13,960      662,430    620,004             -    (1,319,536)   (23,142)
(unaudited)
Shares issued for consulting services
  at $.20 per share, October 10, 2003          12,610,000     12,610    2,509,390               (2,380,000)                 142,000
  at $.02 per share, October 10, 2003           1,986,000      1,986       37,734                                            39,720
  at $.04 per share, October 10, 2003             125,000        125        4,875                                             5,000
  at $.07 per share, October 15, 2003             200,000        200       13,800                                            14,000
  at $.05 per share, November 26, 2003            150,000        150        7,350                                             7,500
  at $.05 per share, December 5, 2003             150,000        150        7,350                                             7,500
  at $.03 per share, December 15, 2003            250,000        250        7,250                                             7,500
Net (loss) for the quarter                                                                                      (283,469)  (283,469)
                                               --------------------- ------------ ---------- ------------- ------------- ----------

Balances, December 31, 2003 (unaudited)        29,430,600  $  29,431  $ 3,250,179  $ 620,004  $ (2,380,000) $ (1,603,005) $ (83,390)
                                               ========== ========== ============ ========== ============= ============= ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2003 and results of its operations and cash flows for the three months ended December 31, 2003and 2002 have been made. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended September 30, 2003.


NOTE 1 - Investment Banking Agreement

In November 2003, the Company entered into an agreement with another investment banking company to privately place equity securities of the Company with which to acquire a California based company. The Company is required to pay to the investment banker various fees, initially including 300,000 restricted common shares of stock and out of pocket expenses up to $15,000. Should the investment banker raise the equity financing contemplated, it will receive 7% of the equity funded, as well as success warrants to purchase up to 7% of the Company's common stock on substantially the same terms as those of the investor. In addition, the Company will pay $75,000 plus 1% of the total transaction value as an M&A completion fee at the closing of acquisition transaction contemplated to occur in late January 2004, for an estimated purchase price of approximately 11 million dollars. The transaction will be treated as a purchase for financial accounting purposes in accordance with SFAS # 141.

In contemplation of this proposed acquisition for cash, the Company has incorporated a wholly owned subsidiary, Educational Technology, Inc., in order to effect a taxable reverse triangular merger with the target company.

The Company paid to the target company, a non refundable fee of $25,000 in connection with a binding agreement to enable the Company to perform due diligence, and determine its capability and interest to acquire the target company for a period of 75 days ending February 4, 2004, which may be extended until the end of February 2004. If the acquisition is finalized, the fee will become part of the purchase price paid for the target company's common stock. If the acquisition is unsuccessful, the fee will be expensed. This fee is included in other assets as of December 31, 2003.


NOTE 2 - License Agreement

On October 7, 2003 the Company entered into a license agreement and plan of reorganization for downloadable technology. The Board of Directors of the

Company approved and issued 11 million restricted shares of Common stock for the license, including 6 million shares to the member of a limited liability company
(LLC) affiliated with the licensor, who represented it had a 50 percent ownership interest in the company which owned the technology.

On January 7, 2004, the managing member of the company who sold the 50 percent interest in its company to the licensor's affiliated LLC, informed Make Your Move, Inc. that the license agreement it entered into on October 7, 2003, should be cancelled immediately, as the terms of the agreement entered into by the licensor's affiliated LLC with them were not complied with, resulting in the cancellation of that underlying agreement. Accordingly, the Company is presently pursing the return of the 11 million shares issued in connection with acquisition of the license agreement for cancellation pursuant to certain misrepresentations by the licensor.

NOTE 3 - Share Cancellations

In addition to the 11 million common shares to be cancelled above, are 900,000 additional shares being returned for cancellation, which were inadvertently issued under the stock plan which was limited to only employees. Since the 900,000 shares were issued to non-employees, they are being returned for cancellation. Until receipt and formal cancellation of the shares occurs, the shares are considered to be issued but not outstanding for computation of loss per share.

NOTE 4 - Preferred Shares

On November 7, 2002, during the 1st quarter ending December 31, 2002, the company's board of directors voted to grant the interim president the option to be issued all 1,000,000 of the company's authorized preferred shares with each preferred share having a vote and a conversion of 20 of the company's common shares. During the quarter ending December 31, 2003, the company's interim president elected to exercise the option and was issued all of the company's 1,000,000 authorized preferred shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The private securities litigation reform act of 1995 provides a "safe harbor" for forward-looking statements, certain information contained herein (as well as informed included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consummation of a transaction , anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move, Inc. These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.

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

During the 3 months ended December 31, 2003, 2002, the Company generated $0 and $0 in research and development expenses.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently 1 fulltime employee to ten full time employees over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

During the 1st quarter ended December 31, 2003 the Company's fiscal year, the principal shareholder and interim president of the company, has provided the majority of the funds to the company. The company is dependent upon the interim president for continued financial support and management services to continue its business operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

   (a)  Exhibits

          31.  Certification

          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          On December 12, 2003 the Registrant filed Form 8-K announcing the resignation of Luther Mack Jr. as a director for the Registrant due to personal reasons.


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the company's year end, September 30, 2003 it had 51,000,000 authorized shares of which 50,000,000 were classified as common shares and 1,000,000 were classified as preferred shares. At the beginning of the 1st quarter ending December 31, 2003, the Company had 13,959,600 shares outstanding. On November 7, 2002, during the 1st quarter ending December 31, 2002, the company's board of directors voted to grant the interim president the option to be issued all 1,000,000 of the company's authorized preferred shares with each preferred share having a vote and a conversion of 20 of the company's common shares. During the period, the company's interim president elected to exercise the option and was issued all of the company's 1,000,000 authorized preferred shares.

During the period the company board of directors adopted a stock plan to ONLY compensate eligible participants of the company and filed an S-8 registration with the SEC. Under the plan the company registered 11,053,125. As defined in the stock plan, ONLY eligible participants could be issued shares. Under the plan, participant" meant a person who, is a management employee of the company." Please refer to Note 3 - Cancellation of Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.


SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of January 2004

Make Your Move, Inc.

/s/ Henry Rolling
------------------
Henry Rolling
Chairman of the Board of Directors and Senior Vice President
January 20, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                  By /s/Henry L. Rolling
                  --------------------------------------------
                  Henry L. Rolling                            January 20, 2004
                  President/Secretary/Controller and Director

                  Director
                  By /s/ Edward McCaffery
                  --------------------------------------------
                  Edward McCaffery                            January 20, 2004

                  Director
                  By /s/ John Metzker
                  --------------------------------------------
                  John Metzker                                January 20, 2004
                  Director