Form 10QSB
period 2004-03-31
MAKE YOUR MOVE INC
filed 2004-05-21
CIK 1127572

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                         Commission file number: 0-31987

                              MAKE YOUR MOVE, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Nevada                                         33-0925319
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        321 Broadway Blvd., Reno NV 89502
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (775) 250-8038
                             -----------------------
                           (Issuer's telephone number)


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

                                TABLE OF CONTENTS

PART I -FINANCIAL INFORMATION

ITEM 1. Financial Statements:..................................................3

        Condensed  Balance Sheets
        March  31, 2004 (un-audited) and September 30, 2004....................3

        Un-audited  Condensed  Statements of  Operations  for the
        three months ended March 31,  2004 and 2003,  and  cumulative.
        from  inception  on September 28, 1998 through March 31, 2004..........4

        Un-audited Condensed Statements of Cash Flows for the
        three months ended March 31, 2004 and 2003, and cumulative from inception on September 28, 1998 through March 31, 2004............5

        Statement of Changes in Stockholders' equity
        for the period  from inception on September 28, 1998
        through March 31, 2004 (un-audited)..................................6-7

         Notes to Financial Statements (un-audited)..........................8-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS..................................10

PART II - OTHER INFORMATION...................................................12

ITEM 1 LEGAL PROCEEDINGS......................................................12

ITEM 2 CHANGES IN SECURITIES...............................................12-13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................13

ITEM 5 OTHER INFORMATION......................................................13
..
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.......................................13

SIGNATURES....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Make Your Move, Inc. and its predecessor Pacific Sports Enterprises, Inc, a Nevada corporation.

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                                      March 31,    September 30,
                                                       2004           2003
                                                    ------------  --------------
                            ASSETS                    (Unaudited)
                           --------
        CURRENT ASSETS-Cash                           $       -     $         -

        OTHER ASSETS
        Accrued management fees-related party                            31,250
       Other assets                                        9,530         10,956
                                                    ------------  --------------
                                                     $     9,530         42,206

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------------
        CURRENT LIABILITIES

          Accounts payable-trade                     $    30,099    $    14,327
          Accrued compensation                           131,247         43,749
          Shareholder advances                           219,973          7,271
                                                    ------------  --------------
               TOTAL CURRENT LIABILITIES                 381,318         65,348
                                                    ------------  --------------
        COMMITMENTS AND CONTINGENCIES
        STOCKHOLDERS' EQUITY (DEFICIT)

        Preferred stock, par value $.001, 1,000,000
          shares authorized, none issued                                      -

        Common stock, par value $.001, 50,000,000
          shares authorized, 24,465,000 and 13,959,600
           issued and outstanding, respectively           24,466         13,960

          Paid-in capital                              1,392,344        662,430
          Paid in-capital-preferred option               100,000

          Contributed capital                            402,390        620,004
          (Deficit) accumulated during
            the development stage                     (2,290,989)    (1,319,536)
        Total Stockholders' Equity                  ============  ==============

                                                        (371,789)       (23,142)
                                                    ------------  --------------
                                                     $     9,530    $    42,206
                                                    ============  ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             Cummulative
                                                                                                from
                                                                                             September 30,
                                         Three Months Ended          Six Months Ended           1998
                                             March, 31                  March, 31             (Inception)
                                    ------------- ------------- ------------- -------------        to
                                        2004         2003          2004         2003         March 31, 2004
                                    ------------- ------------- ------------- -------------  --------------

REVENUES-related party              $       6,250   $     6,250   $    12,500  $     12,500  $       43,750
                                    ------------- ------------- ------------- -------------  --------------

EXPENSES
   General and administrative             348,234        78,843       637,953       384,775       1,898,896
   Write off of deposits and share
receivable                                346,000                     346,000                       346,000
    Research and development expense                                                                 89,843

   Total expenses                         694,234        78,843       983,953       384,775       2,334,739
                                    ------------- ------------- ------------- -------------  --------------

NET (LOSS)                          $    (687,984)  $   (72,593)  $  (971,453)  $ (372,275)  $   (2,290,989)
                                    ============= ============= ============= =============  ==============
BASIC NET (LOSS) PER SHARE               $ (0.03)       $ (0.01)  $     (0.05)      $ (0.03)
                                    ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            21,988,933    12,361,767    19,601,433    12,507,600
                                    ============= ============= ============= =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Cummulative
                                                                                                from
                                                                                            September 30,
                                                                     Six Months Ended         1998
                                                                         March 31,          (Inception)
                                                                 ------------ ------------      to
                                                                     2004         2003      March 31, 2004
                                                                 ------------ ------------  --------------
  OPERATING ACTIVITIES
      Net ( loss)                                                $  (971,453)  $  (372,275)  $  (2,290,989)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
           Common stock issued for services                          740,420      268,750        1,366,809
           Preferred option issued for services                      100,000                       100,000
           Contributed capital,net                                                 139,895         402,390
      Changes in operating assets and liabilities
                 Acrrued management fees                              31,250      (12,500)               -
                 Increase in accrued compensation                     43,749                       131,247
                 Accounts payable                                     15,772        24,065          30,099
                                                                 ------------ ------------  --------------

                 Net Cash Provided (Used) by Operating Activities    (40,262)       47,935        (260,443)
                                                                 ------------ ------------  --------------
INVESTING ACTIVITIES
      Increase (decrease) in other assets                              1,426        (4,500)         (9,530)

                 Net Cash Applied to Investing Activities              1,426        (4,500)         (9,530)
                                                                 ------------ ------------  --------------
  FINANCING ACTIVITIES
      Shareholder advances                                            38,837                       219,973
      Proceeds from sale of common stock                                                            50,000
                                                                 ------------ ------------  --------------
                 Net Cash Provided by Financing Activities            38,837           -           269,973
                                                                 ------------ ------------  --------------
 NET INCREASE IN CASH                                                      -        43,435               -

 CASH AT BEGINNING OF PERIOD,                                                          580               -
                                                                 ------------ ------------  --------------
 CASH AT END OF PERIOD                                           $          -  $    44,015   $           -
                                                                 ============ ============  ==============
 NON-CASH INVESTING AND FINANCING TRANSACTIONS

 Value of shares cancelled for lack of consideration received    $ 2,059,000
                                                                 ============
  Reclassification of contributed capital to
    shareholder advances, net                                    $  (217,614)
                                                                 ============
 Capital contriubuted by shareholder                             $    15,000
                                                                 ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                         ( a Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              (Deficit)
                                                                         Paid-in                             Accumulated
                                             Common Stock                Capital                Receivable    During the
                                        --------------------   Paid-in  Preferred  Contributed    From       Development
                                           Shares    Amount    Capital    Option     Capital   Shareholders     Stage       Total
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------
Balances, at inception                            - $      -  $        -  $      -  $        -  $          -  $        -  $       -
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------
Balances, September 30, 1998                      -        -           -         -           -                         -          -
Issuance of stock at $.005 per share,
   October 5, 1998                       10,000,000   10,000      40,000                                                     50,000
Net (loss) for the year                                                                                          (50,485)   (50,485)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------
Balances, September 30, 1999             10,000,000   10,000      40,000                     -             -     (50,485)      (485)
Net (loss) for the year                                                                                             (485)      (485)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, September 30, 2000             10,000,000   10,000      40,000                     -                   (50,970)      (970)
Shares issued at $.15 per share,
   June 30, 2001:
     For compensation                       100,000      100      14,900                                                     15,000
     For acquisition                      2,000,000    2,000     298,000                            (300,000)                     -
Contributed capital                                                                    193,328                              193,328
Net (loss) for the year                                                                                         (218,587)  (218,587)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, September 30, 2001             12,100,000   12,100     352,900         -     193,328      (300,000)   (269,557)   (11,229)
Shares issued at $.15 per share for
   consulting services:
     January 7, 2002                          6,000        6         894                                                        900
     June 15, 2002                        1,731,600    1,732     258,008                                                    259,740
     July 7, 2002                            45,000       45       6,705                                                      6,750
Cancelation of outstanding shares,
   November 2001                         (2,000,000)  (2,000)   (298,000)                            300,000                      -
Contributed capital                                                                    232,418                              232,418
Net (loss) for the year                                                                                         (482,114)  (482,114)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, September 30, 2002             11,882,600   11,883     320,507         -     425,746             -    (751,671)     6,465
Shares issued for consulting services
   at $.50 per share, November 19, 2002     500,000      500     249,500                                                    250,000
   at $.15 per share, January 1, 2003       125,000      125      18,625                                                     18,750
   at $.025 per share, July 1, 2003         762,000      762      18,288                                                     19,050
   at $.23 per share, September 22, 2003    190,000      190      43,510                                                     43,700
   at $.025 per share, September 22, 2003   500,000      500      12,000                                                     12,500
Contributed capital                                                                    194,258                              194,258
Net (loss) for the year                                                                                         (567,865)  (567,865)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, September 30, 2003             13,959,600   13,960     662,430         -     620,004             -  (1,319,536)   (23,142)
(unaudited)



 STATEMENTS OF STOCKHOLDERS' EQUITY- continued

Shares issued for consulting services
   at $.20 per share, October 10, 2003   12,610,000   12,610   2,509,390                          (2,380,000)               142,000
   at $.02 per share, October 10, 2003    1,986,000    1,986      37,734                                                     39,720
   at $.04 per share, October 10, 2003      125,000      125       4,875                                                      5,000
   at $.07 per share, October 15, 2003      200,000      200      13,800                                                     14,000
   at $.05 per share, November 26, 2003     150,000      150       7,350                                                      7,500
   at $.05 per share, December 5, 2003      150,000      150       7,350                                                      7,500
   at $.03 per share, December 15, 2003     250,000      250       7,250                                                      7,500
Net (loss) for the quarter                                                                                      (283,469)  (283,469)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, December 31, 2003 (unaudited)  29,430,600   29,431   3,250,179         -     620,004    (2,380,000) (1,603,005)   (83,391)
Reclassification of contributed capital
   to accounts payable shareholder, net                                               (217,614)                            (217,614)
Shares cancelled that were issued
   October 10, 2003                     (10,295,000) (10,295) (2,048,705)                          2,059,000                      -
Write off of receivable from shareholder                                                             321,000                321,000
Shares issued for services:
   at $.04 per share, January 29, 2004      200,000      200       7,800                                                      8,000
   at $.03 per share, January 29, 2004       60,000       60       1,740                                                      1,800
   at $.12 per share, January 29, 2004      850,000      850     101,150                                                    102,000
   at $.02 per share, February 29, 2004   4,220,000    4,220   80,180.00                                                     84,400
Issuance of preferred stock option                                         100,000                                          100,000
Net (loss) for the quarter                                                                                      (687,984)  (687,984)
                                        -------------------- ----------- --------- ----------- ------------- ----------- ----------

Balances, March 31, 2004 (unaudited)     24,465,600 $ 24,466 $ 1,392,344 $ 100,000  $  402,390  $          - $(2,290,989) $(371,789)
                                        =========== ======== =========== ========= =========== ============= =========== ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
The Company

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and results of its operations for three and six months and cash flows for the six months ended March 31, 2004 and 2003 have been made. Operating results for the six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended September 30, 2003.

NOTE 1- Investment Banking Agreement

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

The Company was unable to obtain the financing sought subsequent to February 4, 2004, and abandoned the proposed acquisition, thereby loosing its non refundable deposit.

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

In March 2004, 10,295,000 shares were returned and cancelled, the balance having been issued to other persons. The Company determined it was not going to pursue the recovery of the balance of those shares due to the time, effort and cost involved.

NOTE 3 -Share Cancellations

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

NOTE 4 - Preferred Share Option Granted

During the current quarter the president received an option to acquire all of the 1 million preferred shares authorized. The transaction was recorded at a value of $100,000 or $.10 per share. Each preferred share can be converted to 20 shares of common stock of the Company.

NOTE 5 - SUBSEQUENT EVENTS

Conversion of preferred to common shares

On May 5, 2004, the president of the Company, who owned an option to acquire1 million preferred shares, exercised his option and immediately converted them into restricted common shares of the Company at the rate of 20 common shares to 1 share of preferred.

Share Purchase Agreement

Subsequent to the above conversion, all of the shares owned by the president of the Company, 31million, which constituted the majority of the Company's outstanding common stock, were sold to two buyers causing a change in control of the Company.

                              MAKE YOUR MOVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (un-audited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The private securities litigation reform act of 1995 provides a `safe harbor' for forward-looking statements, certain information contained herein (as well as informed included in oral statements or other written statements made or to be made by Make Your Move, Inc.) contains statements that are forward-looking, such as statements relating to consummation of a transaction , anticipated future revenues of the company and success of current products offerings, such forward-looking statements involve known and unknown risks and uncertainties which could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Make Your Move, Inc. These risks and uncertainties include, among other things, the continued demand for the company's services, competitive and economic factors of the market place, availability of supplies, ability of the company to raise needed capital for development of new products and additional working capital for current business, health care regulations and the state of the economy.


RESULTS OF OPERATIONS

A year ago to date, during the second quarter ended March 31, 2003 of the Company's fiscal year, the Company had no business operations. During the second quarter ended March 31, 2004 of the Company's fiscal year, the Company had no significant business operations and generated $6,250 in revenues from management services for DCP an affiliated and legally distinct party, as compared to the second quarter ended March 31, 2003 in which the Company generated $6250 in revenues. The Company generated $0 in revenues from sales.

During the first quarter of the Company's fiscal year, quarter ending December 31, 2003, the Company entered into an agreement with Little Tech Learning, LLC. During the second quarter ended March 31, 2004, on January 16, 2004 the Company rescinded and terminated its relationship with Little Tech Learning, LLC. During the period, the Company and Little Tech Learning, LLC executed a Release of All Claims Agreement, effectively terminating and rescinding any and all business affiliations that the parties may have had from inception. Upon the execution of the Agreement, Little Tech Learning, Inc. returned all certificates in their possession to the Company.

During the period, the Company's board of directors voted to issue $196,200 of restricted shares for compensation to individuals who provided consulting services to the company. The Company issued the shares under SEC Rule 144 at a value of 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the second quarter of its fiscal year, quarter ending March 31, 2004. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

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

During the 3 months ended March 31, 2004, 2003, the Company generated $0 and $6500 in research development expenses. The Company developed samples in order to use those samples to solicit orders from retailers.

PLANTS AND EQUIPMENT

The Company does not presently own any plants or equipment and over the next twelve months the Company has no plans to purchase any plants or equipment.

EMPLOYEES

Upon the successful capital raise of $2 million the Company expects to significantly increase its number of employees from currently 1 fulltime and 1 part time employees to ten full time employees over the next twelve months.

RESIGNATION OF BOARD OF DIRECTORS AND OFFICER

During the first quarter ended December 31, 2003 the Company filed and 8K with the SEC announcing that Luther Mack had resigned from serving on the Company's board of directors on December 17, 2003 for personal reasons.

LIQUIDITY AND CAPITAL RESOURCES

A year ago to date, during the second quarter ended March 31, 2003 of the Company's fiscal year, the Company's board of directors contributed $60,000 in capital to assisting in funding the Company's operations and some research and development activities during that period. The Company's principal shareholder and interim President of the company, Henry Rolling has continued to provide substantially all his time towards the Company's business. Of the total $15,355 capital contributed for the quarter, approximately $15,355 was for general and administrative expenses including office overhead, accounting, and stock transfer and filing fees.The Company is dependent upon its board of directors and Mr. Rolling for continued financial support and management services to continue its business operations.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of the company's yearend, September 30, 2003 the Company had 51,000,000 authorized shares of which 50,000,000 were classified as common shares and 1,000,000 were classified as preferred shares.

At the beginning of the 2nd quarter ending March 31, 2004, the Company had 29,431,000 shares issued and outstanding. During the period the company rescind and terminated its agreement with Little Tech Learning, LLC and of the 12,000,000 shares issued to Little Tech Learning, LLC as part of the original agreement, the Company cancelled 9,775,000 shares and certificates in addition to the cancellation of other shares. Please refer to Note 2 License Agreement and Note 3 - Cancellation of Shares.

During the period, the Company's board of directors voted to issue $196,200 of restricted shares for compensation to individuals who provided consulting services to the company. The Company issued the shares under SEC Rule 144 at a value of 50% of the average price of Company's stock determined from five trading days with the five day period beginning the first full trading day after the issuance of the shares with at least 20,000 shares of volume being traded on average over those five days, whichever was less.

The Company issued the restricted securities for transactions that were not registered under the Securities Act of 1933 during the second quarter of its fiscal year, quarter ending March 31, 2004. The shares were issued on a private placement basis pursuant to the exemption allowed under Section 4.2 of the Securities Act of 1933.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

          31.  Certification

          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          On March 30, 2004 the Registrant filed Form 8-K announced that the auditor-client relationship between Braverman & Company PC and the Registrant had ceased.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2004.

Make Your Move, Inc.

/s/ Henry Rolling
------------------
    Henry Rolling
    Chairman of the Board of Directors and President
    May 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature and Capacity

                  By /s/Henry L. Rolling
                  -----------------------------------
                  Henry L. Rolling       May 20, 2003
                  Chairman of the Board and Director


                  By /s/ Edward McCaffery
                  -----------------------------------
                  Edward McCaffery       May 20, 2003
                  Director


                  By /s/ John Metzker
                  ------------------------------------
                  John Metzker           May 20, 2003
                  Director

                                   EXHIBIT 31
                                   ----------
                                  CERTIFICATION

I, Henry L. Rolling, Chief Executive Officer, Chief Financial Officer and President, certify that:

1.   I have reviewed this annual report on Form 10-QSB of Make Your Move, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2004

/s/ Henry L. Rolling
----------------------------------------------
    Make Your Move, Inc., Chairman, President,
    Chief Executive Officer  and
    Chief Financial Officer

                                   EXHIBIT 32
                                   ----------
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Make Your Move, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry L. Rolling, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 20, 2004                             /s/ Henry L. Rolling
                                                    ---------------------------
                                                    By:  Henry L. Rolling,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer