Form 10QSB
period 2004-06-30
MAKE YOUR MOVE INC
filed 2004-08-17
CIK 1127572

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-31987

For the Quarter ended June 30, 2004

Make Your Move, Inc.
(formerly Anza Innovations, Inc.)

     Nevada                       33-0925319
(State of Incorporation)           (IRS Number)

3161 Via Alicante Drive                    92037
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   619.993.0288

As of 6/30/04: 335,619 Common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements.

The financial statements, for the three month period ended June 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Make Your Move, Inc.
Consolidated Financial Statements
June 30, 2004

Page - 2

MAKE YOUR MOVE, INC.
( a Development Stage Company)
BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS-Cash	$-	$-

OTHER ASSETS
Accrued management fees-related party		31,250
Other assets	9,530	10,956

	$9,530	$42,206

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable-trade	$30,099	$14,327
Accrued compensation	131,247	43,749
Shareholder advances	206,773	7,271

TOTAL CURRENT LIABILITIES	368,118	65,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, par value $.001, 1,000,000
shares authorized, none issued		-

Common stock, par value $.001, 50,000,000
shares authorized, 335,619 and 93,064 issued and
outstanding, respectively	336	93
Paid-in capital	1,496,286	676,297
Paid in-capital-preferred option	100,000	-
Contributed capital	402,390	620,004
(Deficit) accumulated during the development stage	(2,357,601)	(1,319,536)

Total Stockholders' Equity	(358,589)	(23,142)

	$9,530	$42,206

The accompanying notes are an integral part of these financial statements.

Page - 3

MAKE YOUR MOVE, INC.
( a Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Cummulative
					from
					September 30,
					1998
	Three Months Ended		Nine Months Ended		(Inception	)
	June 30,		June 30,		to
	2004	2003	2004	2003	June 30, 2004

REVENUES-related party	$-	$6,250	$12,500	$18,750	$37,500

EXPENSES
General and administrative	66,612	96,780	704,566	481,554	1,683,886
Write off of deposits and share receivable	-		346,000		346,000
Research and development expense					89,843

Total expenses	66,612	96,780	1,050,566	481,554	2,119,729

NET (LOSS)	$(66,612)	$(90,530)	$(1,038,066)	$(462,804)	$(2,082,229)

BASIC NET (LOSS) PER SHARE	$(0.45)	$(1.09)	$(7.94)	$(5.59)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	146,593	83,384	130,676	82,736

The accompanying notes are an integral part of these financial statements.

Page - 4

MAKE YOUR MOVE, INC.
( a Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Cummulative
			from
			September 30,
			1998
	Nine Months Ended		(Inception )
	June 30,		to
	2004	2003	June 30, 2004

OPERATING ACTIVITIES

Net ( loss)	$(1,038,065)	$(462,804)	$(2,357,601)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	807,032	268,750	1,433,421
Preferred option issued for services	100,000		100,000
Contributed capital,net		183,645	402,390
Changes in operating assets and liabilities:
Acrrued management fees	31,250	(18,750)	-
Increase in accrued compensation	43,749		131,247
Accounts payable	15,772	34,987	30,099

Net Cash Provided (Used) by Operating Activities	(40,262)	5,828	(260,443)

INVESTING ACTIVITIES
Increase (decrease) in other assets	1,426	(4,500)	(9,530)

Net Cash Applied to Investing Activities	1,426	(4,500)	(9,530)

FINANCING ACTIVITIES
Shareholder advances	38,837		219,973
Proceeds from sale of common stock			50,000

Net Cash Provided by Financing Activities	38,837	-	269,973

NET INCREASE IN CASH	-	1,328	-

CASH AT BEGINNING OF PERIOD,		580	-

CASH AT END OF PERIOD	$-	$1,908	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Value of shares cancelled for lack of consideration received	$2,059,000

Reclassification of contributed capital to
shareholder advances, net	$(217,614)

Capital contriubuted by shareholder	$15,000

The accompanying notes are an integral part of these financial statements.

Page - 5

Make Your Move, Inc.
Notes to the Consolidated Financial Statements
June 30, 2004

GENERAL

Powder River Gas Corp (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended September 30, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Reverse Stock Split

During the quarter ended June 30, 2004, the Company effected a 1 for 150 reverse stock split. These financial statements have been retroactively restated to reflect the reverse split.

Stockholders Equity Transactions

In May 2004, the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Stock, convertible into 20,000,000 shares of common stock (pre split) to the then President of the Company. Also in May 2004, the preferred was converted to 20,000,000 shares of common. Additionally $13,000 of debt to this officer was converted to common stock.

Page - 6

Item 2. Discussion and Analysis or Plan of Operation.

Our plan of operation is unchanged from our last previous annual report on Form 10-KSB. Our expenses for the past two years have consisted of two principal categories: first legal and professional fees; and second, interest expense on borrowed funds. However, despite the freeze in corporate activity, our stockholders equity remains unchanged as reported on our annual report on Form 10-KSB for the year end September 30, 2003.

Our strategic intention is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have no expectation at this time when and if such a combination might take place. We are not presently engaged in any search. We have not established any criteria for any such combination at the present time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. On May 18, 2004, at a meeting of the Board of Directors, a Majority Share Action duly adopted and approved to affect a 150 for 1 reverse split of the issued and outstanding common stock of the company, pursuant to Nevada Corporation Law Section 78.320. Approximately 69.7% of shareholders of the issued and outstanding shares of the Company approved the reverse split. The forward split was effective on May 28, 2004.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31 Certification

Exhibit 32 Certification

Page - 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2004, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 16, 2004

Make Your Move, Inc.

/s/Marc Applbaum
Marc Applbaum
President/ director

Page - 8

Exhibit 31

Page - 9

CERTIFICATIONS PURSUANT TO SECTION 302

   I, Marc Applbaum, certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB of Make Your Move, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 16, 2004
/s/Marc Applbaum
Marc Applbaum
President/ director

Page - 10

Exhibit 32

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

       In connection with the Quarterly Report of Make Your Move, Inc., a Nevada corporation (the "Company"), on 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marc Applbaum, President/ director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 16, 2004

/s/Marc Applbaum
Marc Applbaum
President/ director

Page - 12