Form 10KSB
period 2004-09-30
TEXHOMA ENERGY INC
filed 2005-01-13
CIK 1127572

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number 0-31987

TEXHOMA ENERGY, INC.

(Formerly Make Your Move, Inc.)

NEVADA             33-0925319

(State or other jurisdiction of         (I.R.S. Employer
incorporation of organization)         Identification No.)

1777 West Hastings Street, Suite 1750, Vancouver, BC, V6E 2K3

(Address of Principal Executive Offices)

604-683-2220

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of 9/30/04: the number of shares outstanding of the Registrant's Common Stock was 7,718,999

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Sec. 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Page - 1

Table of Contents

PART 1

Item 1. Description of Business
 Historical information
Current Business Operations
 Obligations
Current Developments
Strategic Alliances
Material Agreements
 Employees
Risk Factors
Transfer Agent
Voluntary Reporting Contingency

 ITEM 2. Description of Property
 Block B7/38
 Regional Geological Setting
Trap Types
Source Rocks & Migration Pathways
Prospect & Leads

 ITEM 3. Legal proceedings

ITEM 4. Submission of Matters to a Vote of Securities Holders

 PART II

 ITEM 5. Market for Common Equity and Related Stockholders Matters
 Description of Securities
Market Information
 Holders
Dividends
Reverse Stock Split
Forward Stock Split
Risks of “Penny Stock”
 Securities Authorized for Issuance under Equity Compensation Plans
 Stock for Services Compensation Plan
 Form S-8 - Registration Statements
 Recent Sales of Unregistered Securities and Changes in Control of the Company
Information Statement
 Acquisition of Black Swan Petroleum

 ITEM 6. Management’s Discussion and Analysis or Plan of Operation
 Results of Operations
 For Fiscal Year September 30, 2004 Compared with Fiscal Year Ended September 30, 2003
 Liquidity and Capital Resources
Fiscal Year Ended September 30, 2004
Plan of Operations
 Service Agreements
 Management Consulting Agreement
 Off-Balance Sheet Arrangements
Critical Accounting Policies

 ITEM 7. Financial Statements
 Index to Financial Statements
Auditors Report
 Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity [Deficit]
Statements of Cash Flows
Notes to the Consolidated Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
ITEM 8A. Controls and Procedures

Page - 2

 PART III

 ITEM 9. Directors, Executive Officers, promoters and control persons; Compliance with 16(a) of the Exchange Act
 Identification of Directors and Executive Officers
Biographies of Officers and Directors
Involvement in Certain Legal Proceedings
Audit Committee
Audit Committee Financial Expert
Compliance with Section 16(a) of the Exchange Act

 ITEM 10. EXECUTIVE COMPENSATION
 Compensation of Officers and Directors
 Management Consulting Agreement
Summary Compensation Table

 ITEM 11. Security Ownership of Certain Beneficial owners and Management

ITEM 12. Certain Relationships and Related Transactions
 Management Contract
Indemnification Provisions

 ITEM 13. Exhibits and Reports on Form 8-K.

ITEM 14. Professional Accountant Fees and Services
 Audit Fees
Financial Information Systems Design and Implementation Fees
All Other Fees

 ITEM 15. Controls and Procedures
 SIGNATURES

 EXHIBIT 31

EXHIBIT 32

Page - 3

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Texhoma Energy Inc. (“Texhoma” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website.

Page - 4

PART 1

Item 1. Description of Business

Historical information

Texhoma Energy Inc. (the “Company”, or “Texhoma”), formerly Make Your Move, Inc., a Nevada corporation, currently trades on the OTCBB (trading symbol: TXHE). The Company is in the international oil and gas business.

The Company was incorporated under the laws of the State of Nevada on September 28, 1998 under the name of Pacific Sports Enterprises, Inc. The Company’s business objective was to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league, and consequently the member teams ceased operating activities in 1999. The Company was therefore dormant until October 20, 2000.

On May 1, 2001, the Company amended its Articles of Incorporation and changed its name to Make Your Move, Inc. (“MYM”) and increased its authorized common stock from 10,000,000 shares to 50,000,000 shares, with a $.001 par value. The amendment to the Articles of Incorporation also authorized the Company to issue an additional class of capital stock - Preferred Stock - with a par value of $.001.

On June 30, 2001, The Rolling Group, a Nevada Limited Liability Corporation purchased 800,000 shares of Pacific Sports Enterprises, Inc. from ASI Acquisition Corporation for $50,000. With this transaction, the Rolling Group acquired control of 80% of the outstanding stock of Pacific Sports Enterprises, Inc.

Also, on June 30, 2001, the Company acquired all of the assets of DCP Ltd. (“DCP”) for 10,000 shares of MYM’s common stock. DCP Ltd. was a manufacturer and distributor of board games and similar products. The Company and DCP Ltd. agreed to cancel or void the agreement where by the Company acquired the assets of DCP Ltd.

On June 30, 2001, the Company acquired 100% of the outstanding stock of Allpaq Technologies Corporation (“Allpaq”) in exchange for 100,000 shares of MYM’s common stock, whereby in the event the Company would be successful in raising a minimum of $12,000,000 in a public offering within two years from July 1, 2001, Allpaq would receive an additional $1,200,000. Allpaq, a California corporation, was engaged in the business of designing and manufacturing computers, computer Liquid Crystal Displays (LCD’s) monitors and LCD panels, and providing other original equipment manufacturers services under the Allpaq trade name. LCD displays are frequently used in electronic computer games. The agreement was amended by the parties to give Allpaq an additional 100,000 shares, or a total of 200,000 shares.

On November 1, 2001, MYM’s Board of Directors and DCP’s board of directors voted to rescind MYM's original acquisition of DCP and voted to make it effective from inception. MYM and DCP agreed that it was in DCP's best interest to remain a separate entity. DCP wanted to retain 100% ownership in its patents, copyrights and trademarks. MYM and DCP executed the rescission agreement on November 1, 2001. DCP has had no significant business activities since 1999 and has had no significant sales of its four board games, Cube Checkers, Doubles Chess, Doubles Checkers and Doubles Backgammon since that time.

Page - 5

On November 10, 2001, MYM’s Board of Directorsand Allpaq entered into a mutual rescission agreement and released all claims. This rescission agreement voided the agreement and the 200,000 shares of stock were cancelled.

On November 1, 2001 MYM's Board of Directors and DCP's board of directors agreed to enter into a management agreement, effective June 30, 2001, whereby MYM would manage and purchase games from DCP and resell them to the general public.

On February 7, 2002, the management agreement between MYM and DCP was amended in order to clarify and establish the terms and conditions of the business relationship between both parties, effective from inception. Both parties agreed that MYM would manage the operations of DCP for a 5-year term.

On September 30, 2002, the Company was a development stage company. The Company had not designed or manufactured any hardware components or board games, and had not written any software programs for game play.

On October 7, 2002, the Company was issued the ticker symbol MKMV, and the Company's securities began trading on the OTCBB on or around October 26, 2002. In December 2002, the NASD cleared the Company for listing.

In December 2002, the Company engaged Redwood Consultants, LLC for a period of one year as the Company's investor relations firm. On March 20, 2003, the Company terminated its relationship with Redwood Consultants, LLC.

On March 24, 2003, the Company executed an agreement with Sierra Capital Resources to assist the Company in raising funds for its operations.

On October 7, 2003, the Company executed an agreement to acquire Little Tech Learning, LLC, a company that marketed and distributed children's products utilizing unique patents and technology. On January 16, 2004 the Company announced the official cancellation and termination of the license and plan or reorganization agreement.

In October 2003, the Company entered into a license agreement and plan of Reorganization for downloadable technology. The Board of Directors of the Company approved and issued 11 million restricted shares of common stock for the license, including 6 million shares to the member of a limited liability company affiliated with the licensor, who represented it had a 50 percent ownership interest in the company which owned the technology.

On January 7, 2004, the managing member of the company who sold the 50 percent interest in its company to the licensor's affiliated LLC, informed Make Your Move, Inc. that the license agreement it entered into on October 7, 2003, should be cancelled immediately, as the terms of the agreement entered into by the licensor's affiliated LLC were not complied with, resulting in the cancellation of that underlying agreement.

In March 2004, 10,295,000 shares that were issued pursuant to the January 7 agreement were returned to treasury and then cancelled. The remainder of the shares was not returned. The Company determined it was not going to pursue the recovery of the balance of those shares due to the time, effort and cost involved.

Page - 6

On May 17, 2004, a change in control of the Company took place. MFS Technology Corp. and Calluna Capital, Corp. acquired 11,000,000 and 20,000,000 shares, respectively, from Henry Rolling and The Rolling Group, for a consideration of $290,000. The Company announced the appointment of Marc Applbaum as a director of the Company and the resignations of Henry Rolling, John Metzker and Ed McCaffery as directors of the Company.

Current Business Operations

On November 5, 2004, the Company entered into a Sale and Purchase Agreement with Capersia PTE Ltd., a Singapore company, to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Ltd. (“BSP”). BSP own the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the “Concession”).

On March 3, 1999, Devon Energy acquired the 9,238 km² (2,282,759.51 acres) Petroleum Concession for Block B7/38. As a result of the merger of Santa Fe / Snyder with Devon Energy, the merged entity modified its international strategy and disposed of its petroleum assets in China, Malaysia and Thailand. In September 2001, Anzoil (Thailand) Pty Ltd acquired 100% of Gulf of Thailand Block B7/38 from Devon Energy Corporation. In 2004, Anzoil Thailand changed name to Black Swan Petroleum Pty Ltd.

Obligations

The Concession is under favorable contract terms (Thai III Fiscal Regime) that allow for Three Obligation Periods of three-years each (the Second and Third Obligation Periods are optional), and a twenty-year production period. Currently, the concession is in the final year of the 2nd Obligation Period. Following a mandatory relinquishment at the end of the 5th year, the concession now has an area of 2,837 km² (701,037.97 acres).

The work program for the First Obligation Period included reprocessing seismic data (completed), acquiring a 300 km² 3D-seismic program (completed) and drilling one well (outstanding). The Thai Government has agreed to postpone this commitment well from the 3rd year of the First Obligation Period to the 3rd year of the Second Obligation Period (ending March 2, 2005). The work program for the Second Obligation Period includes the drilling of the postponed commitment well (US$4,500,000), geological studies (US$100,000), reprocessing seismic data (US$300,000), and the drilling of one well in the 3rd year (US$4,000,000). Due to a voluntary relinquishment at the end of the 5th exploration year of an additional 1782 km², a reduction of at least US$770,000 in the 6th year financial obligation period is anticipated. Basic terms of the Thai III Fiscal Regime are 50% Corporation Tax and a sliding scale of Royalties from 5%-15%.

The Concession includes three wells; the Shell Hong Fah-A01 well and the Gulf Oil Company ThaiGOC 9/466-1x have encountered potentially significant hydrocarbon shows. Two wells, elsewhere in the basin, were oil discoveries producing at rates of up to 10,000 BOPD; they had a cumulative production of 4.8 MMBO before being shut-in due to water conning. Another two wells encountered significant oil and gas shows.

Current Developments

As to this date, the Company is arranging financing to support the required drilling of two wells prior to March 2, 2005.

Page - 7

There are currently three drilling prospects: Hong Fah, Khun Thong, and Katiya North. The Hong Fah Prospect is an appraisal to an earlier well with strong hydrocarbon indications.

Hong Fah has estimated reserves of 26.4 MMBO in the ‘120’ objective sands and 23.2 MMBO in the ‘140’ sands; thus totaling approximately 50 MMBO.

Khun Thong has potential reserves of 42 MMBO in the ‘120’ sands and 9.7 MMBO in the ‘140’ sands; thus totaling 51.7 MMBO.

For Katiya North, Nohree, and Nohree North, the reserve potentials at the ‘150’ sands level are estimated at 86.9 MMBO, 10.6 MMBO, and 20.2 MMBO respectively.

Strategic Alliances

The Concession is operated by BSP. Until recently, BSP was owned by 3 companies: Capersia Pte. Ltd. (54%), Dormely Pty. Ltd. (36%), and Nuenco NL (10%). Following a shares Sale & Purchase Agreement between Company and Capersia Pte. Ltd, dated November 5, 2004, and a shares Sale & Purchase Agreement between International PetroReal Oil Corporation and Dormley Pty. Ltd, dated December 20, 2004, BSP underwent restructuring.

Material Agreements

The operating of the Block B7/38 is governed by the shareholder agreement by and between BSP’s shareholders.
Employees

At September 30, 2004, the Company had one Director / Officer and no employees. As of the date of this Report, the Company has one Director, one Officer and no employees.

Risk Factors

An investment in our Common Shares must be considered speculative due to the nature of our business and the present stage of development of our oil and gas properties. In particular, the following risk factors apply:

- We may not be able to obtain the financial resources to complete our planned development programs, which may require the Company to dilute interest in its property.

We do not believe that we presently have sufficient financial resources to undertake all of the development required to develop our property into commercial production, nor have we determined what those financial resources would be. As of September 30, 2004, we had a working capital deficiency of approximately $172,400, which is not anticipated to be sufficient to fund our exploration budget and working capital requirements for our fiscal year ending September 30, 2005. We may accelerate our exploration programs, depending on the results of our current undertakings, or acquire additional properties, which would require us to obtain additional financing. Our ability to complete the exploration, if warranted, of our properties depends on our ability to obtain additional financing through joint ventures, debt financing, equity financing or other means.

Page - 8

There is no assurance that we will obtain necessary additional financing to complete the exploration of any of our properties. Our failure to obtain additional financing on a timely basis or on terms favorable to us could result in the loss or substantial dilution of our interests (as existing or as proposed to be acquired) in our property as disclosed in this Form 10-SB.

- We have a limited operating experience and a history of losses, which may affect our ability to obtain future financing.

The Company has historically incurred losses from its operations and has a limited history in the oil and gas business. As at September 30, 2004, the Company had a cumulative deficit of approximately $4,542,500. We cannot assure you that we will successfully implement our business plan or achieve profitability in the future. We have recently acquired oil and gas properties, and we are now producing material quantities of oil and gas and will continue to generate revenues during this fiscal year ending September 30, 2005.

-	We compete with large and small competitors to acquire oil and gas properties, enter into joint venture arrangements, hire and retain qualified personnel and service providers and obtain financing for our exploration programs, which may affect our ability to achieve commercial profitability.

Oil and gas exploration is intensely competitive and involves a high degree of risk. We cannot assure you that we will ever develop any of our properties into properties that produce sufficient quantities of oil and gas to be profitable. In our efforts to acquire properties, we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and gas, but also conduct refining and petroleum marketing operations on a worldwide basis.

Competition for producing properties, our ability to retain qualified personnel and our ability to complete our exploration programs will be affected by the amount of funds available to us, our ability to successfully identify oil and gas reserves, if any, and the actions of our competitors. We also may experience competition from development of alternative fuel sources.

- Oil and gas exploration involves risks, which could adversely affect our profitability.

We cannot assure you that commercial quantities of hydrocarbons will be recovered by us in the future or that our exploration programs will lead to the discovery of any commercially viable reserves. The marketability of any oil and gas acquired or discovered will be affected by numerous factors beyond our control, which include oil and gas price fluctuations, proximity and capacity of oil and gas pipelines and processing equipment and government regulations (including regulations relating to royalties, allowable production, importing and exporting of oil and gas, and environmental protection). In addition, hazards such as unusual or unexpected formations, pressures or other conditions are involved in drilling and operating wells. Our general policy is to purchase insurance in such amounts, as we consider adequate for our projects; however, we may be subject to liability for pollution, blow-outs or other hazards which we cannot insure against or which we may elect not to insure against because of high premium costs or other reasons. The payment of uninsured liabilities would reduce the funds available for drilling and production activities or could result in the loss of property.

Page - 9

- The expiration of licenses and leases could cause us to lose our interests in our mineral property prior to achieving commercial profitability.

Our property is held in the form of working interests in licenses and leases. If we or the holder of the license or lease fails to meet the specific requirements of each license or lease, the license or lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each license or lease will be met. The termination or expiration of our licenses or leases or the working interests relating to our licenses or leases may have a material adverse effect on our results of operation and business.

- Potential conflicts of interest may divert the attention of our directors, officers and/or contractors from our business or affect their ability to dedicate their full attention to our business and exploration program.

Certain of our directors and officers are also directors, officers, contractors and/or employees of other companies engaged in oil and gas exploration. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time several companies may participate in the acquisition, exploration of oil and gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

- Our principal offices are located in British Columbia, and all of our directors and officers are non-U.S. residents, which may affect your ability to bring an action against us in the United States.

Our offices are located in the Province of British Columbia, Canada and all of our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon these directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

- Environmental regulation may increase the costs of production from our properties, which would affect our ability to earn a profit.

Hazards incident to the exploration of oil and gas properties such as accidental spills or leakage of petroleum liquids and other unforeseen conditions may be encountered by us. We may be subject to liability for pollution and other damages due to hazards which cannot be insured against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters are subject to constant change and could increase the cost of exploration or require alteration or cessation of operations in certain areas.

Page - 10

Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which cannot be predicted. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to develop and produce its properties on an economically feasible basis. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of operations.

-	We currently do not maintain a fund for restoring sites on which we drill wells or conduct production operations, which could require us to expend substantial resources in the future to restore these sites.

We do not maintain a fund for restoring production sites. Existing and possible future environmental legislation, regulations and actions could give rise to an obligation to restore the sites on which we drill wells or conduct production operations. The costs related to restoration or remediation efforts could be substantial and could have a material adverse affect on our business.

- Fluctuation and volatility of oil and gas prices may affect the commercial feasibility of our mineral properties and our ability to raise future financing on acceptable terms.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our revenues, profitability and future growth, if any, and the value of our oil and gas properties are substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States and in Thailand, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the value of our properties, borrowing capacity, revenues, profitability and cash flows from operations.

Page - 11

Over the last 10 years oil prices have fluctuated from US$10 to US$37 per barrel. In 2000, oil prices increased to up to US$37 per barrel after experiencing a significant decline to a low of approximately US$10 per barrel in 1997 due to the Asian financial crisis and other economic factors. Oil and gas prices could be significantly impacted if / when the Kyoto Protocol is enacted. The Kyoto Protocol requires Western countries, including the United States, to reduce the emission of hydrocarbons to below existing levels, increase the efficiency of the use of oil and its byproducts and reduce consumption. In the long term, we expect oil prices to increase with inflation, as well as with economic recovery in Asia and other parts of the world.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

Local, national and international economic conditions are beyond our control and may have a substantial adverse affect on our efforts. We cannot guard against the effects of these potential adverse conditions.

- Resources properties are subject to risks, which may require us to defend, enforce or undertake certain curative work to perfect rights in our properties.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease as title opinions are the requirement of our lenders in the property acquisition.

Prior to the drilling a well for oil and gas, it is the normal practice of the oil and gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the spacing unit within which the proposed oil and gas well is to be drilled. Frequently, as a result of such examination, certain curative work must be done to correct deficiencies in the marketability of the title, and the curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

- We depend on key personnel for our commercial success.

We depend on the expertise of our President, Brian Alexander, our Director, Peter Wilson, and our advisor, Jaap Poll and certain of our key engineers and consultants, and the loss of one or more of these individuals could have a material adverse effect on our business. Messrs. Alexander and Wilson provide their services to us as consultant pursuant to verbal consulting agreements. We do not maintain key-person insurance policies on any of our executive officers.

- Title to oil and gas properties

The Company has taken and will continue to take all reasonable steps, in accordance with the laws and regulations of the jurisdictions in which its property is located, to ensure proper title of the property it may acquire in the future, either at the time of acquisition or prior to any major expenditures thereon. This, however, should not be construed as a guarantee of title. There are no assurances that the Company will obtain title. Both presently owned and after-acquired properties may be subject to prior unregistered agreements, transfers, land claims or other claims or interests and title may be affected by undetected defects. The Company will attempt to obtain clear title and obtain legal opinions commensurate to the intended level of expenditures required on areas that show promise. There can be no assurance, however, that the Company will be successful in doing so.

Page - 12

-	Government regulation

The current and future operations of the Company, including development activities and commencement of production on properties the Company may acquire, require permits from various federal, provincial, and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, safety and other matters.

Any oil and gas operations involving the Company may be subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation often includes provisions relating to restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, and fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with environmental legislation and changes in such legislation has a potential to reduce the profitability of operations below an acceptable level.

Stricter standards in environmental legislation may be imposed on the industry or the Company in the future, which could materially and adversely affect the business of the Issuer or its ability to develop its properties on an economic basis.

- Permits and Licenses

The operations of the Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and resource extraction operations on its properties.

- Uninsurable Risks

In the course of exploration, development and production of oil and gas properties, certain risks, and in particular, unexpected or unusual geological operating conditions including blow-outs, cave-ins, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of the Company.

Page - 13

Transfer Agent

As of the date of this Annual Report, the Company’s transfer agent is:

Madison Stock Transfer Inc.
P.O. Box 290-145
Brooklyn, NY, 11229-0145
Phone: 718-627-4453
Fax: 718-627-6341

Voluntary Reporting Contingency

We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we are not required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

ITEM 2. Description of Property

Block B7/38

Block B7/38 is located immediately adjacent to the Thai coastline in the Chumphon Basin, Gulf of Thailand in water depths averaging 20 meters.

Approximately US$4.2 million has been invested on geological studies, seismic and environmental impact assessments. Approximately 7,500 km of 2D and 1006 km² of 3D-seismic data have been used to identify prospects and leads. Three main prospective trap-types have been identified on the Block:

•	fault related Tertiary structures, typical of those that produce in other Gulf of Thailand Basins,
•	intra-basinal Pre-Tertiary structures such as found at Shell’s Ratburi Carbonate oil discoveries within the Basin, and
•	Tertiary stratigraphic traps.

Potential recoverable oil reserves range in size up to roughly 200 MMBO.

To date, seven wildcat wells have been drilled in the Chumphon Basin, with two wells being completed as oil discoveries and another two wells encountering significant oil and gas shows. The two completed wells produced oil at rates of up to 10,000 BOPD and had a cumulative production of 4.8 MMBO before being shut-in, thus confirming the presence of an active petroleum system within the Basin. Three wells have been drilled on Block B7/38, two of which (Gulf Oil Company ThaiGOC 9/466-1x, and Shell Hong Fah-A01) encountered potentially significant hydrocarbon shows.

Devon Energy fulfilled the seismic reprocessing commitment for the First Year Obligation Period and acquired 316 km2 of 3D-seismic data of the 300 km2 3D-seismic program commitment for the Second Year Obligation Period. The well commitment of the First Obligation Period has been postponed into the Second Obligation Period.

Page - 14

The Concession has favorable contract terms (Thai III Fiscal Regime) and three seismically well defined drillable prospects within a basin that has a proven working hydrocarbon system and excellent upside opportunities.

Regional Geological Setting

The B7/38 Concession covers most of the Chumphon Basin, one of a series of North-South trending Tertiary rift basins, which extend through the Gulf of Thailand and onshore. The development of these sedimentary basins is linked to regional transtensional forces caused by collision of India with Asia, which started in Late Cretaceous-Early Eocene time (Himalayan tectonic event) and is continuing today.

The Chumphon Basin is an asymmetric, intra-cratonic, half-graben complex controlled to the west by the major Khlong Marui fault zone with a mid-basin ridge separating the basin into sub-basins. The Tertiary fill consists mainly of Oligocene-Miocene lacustrine clastic sediments with the deepest part of the basin located to the west along the down-thrown side of the Khlong Marui Fault, where the Tertiary section is more than 5 km thick.

The Tertiary sequence within the Basin is unconformable to the underlying North-South oriented Pre-Tertiary series of structural ridges in the central part of the basin which have individual structural closures with potential reservoirs from the Permian Ratburi Carbonates and Mesozoic clastics and carbonates. The central basin structural ridges are on-lapped by syn-rift “central-basin” Oligocene and Miocene lacustrine shales which form potentially good source and seals of the Pre-Tertiary reservoirs.

Trap Types

Fault related Tertiary Structures: One of the primary objectives for Block B7/38 is Tertiary age sandstones within roll-over anticlines associated with the major western boundary Khlong Marui Fault that formed the Chumphon Basin. The structures are typical of the type of producing structures in the Gulf of Thailand.

The structural type and nature of the reservoirs, as identified for the prospects to date, suggests that the most likely field size will be in the range of 20-200 MMBO recoverable. Three wells in the basin have tested fault-related Tertiary structures, the ThaiGOC (GulfOilCcompany) 9/466-1x, the Shell Hong Fah-A01, and the Shell Khamin-1. The ThaiGOC 9/466-1x and Shell Hong Fah-A01 wells encountered significant hydrocarbon shows from the Oligocene ‘140’ sandstone reservoirs.

Two fault-related Tertiary structural prospects (Kung Thong & Hong Fah Prospects) and one set of leads (Yodya Leads) have been identified.

Stratigraphic Traps: Potential stratigraphic traps formed by the onlap and pinchout of Oligocene age ‘140’ sandstone reservoirs, as identified from ThaiGOC 9/466-1x and Shell Hong Fah-A01 wells, onto pre-existing structures and sealed by the Lower Miocene ‘130’ shales. Stratigraphic traps have the potential for holding large reserves, with the Chana Lead potentially having approximately 200 MMBO recoverable.

Page - 15

Intrabasinal Pre-Tertiary Structures: A series of North-South oriented Pre-Tertiary structural ridges are present in the central part of the basin. These ridges have individual structural closures consisting of potential reservoirs from leached Permian Ratburi carbonates, leached Mesozoic clastics and fractured/leached carbonates. These central basin ridges are on-lapped and sealed by syn-rift “central-basin” Oligocene and Miocene lacustrine shales (source and seal). Prospects on these ridges are likely to have the same trap and reservoir type as found at Shell’s Nang Nuan oil discoveries located immediately adjacent in the central part of the basin.

Three Intra-basinal Pre-Tertiary structural prospects (Katiya North, Nohree and Nohree North) have been identified on recent 3D seismic.

Source Rocks & Migration Pathways

Eocene and Early Oligocene lacustrine shales are the most significant source rocks in South-east Asia and are the main source rocks in the Pattani Basin to the east and Malay Basin to the south. Like in most Tertiary basins in Asia, the drilling targets within the Chumphon Basin are at a shallower depth than the source rocks and, as a result, wells drilled within these basins are rarely drilled at locations or to depths sufficient to penetrate the Eocene and Oligocene source rocks. However, source rock analyses from drill-cuttings from the Chumphon Basin margin wells ThaiGOC 9/466-1x, Khamin-1 and Hong Fah-A01 indicate intervals within the ‘140-‘150 sequence with good Type 1 source rocks with TOC’s of 3-14% and of 10-50kg/T yields. Although source rocks are sparse in the basin margin wells, it is expected they will thicken and be enriched with depth and towards the basin centre.

Direct evidence for significant hydrocarbon generation within the Chumphon Basin is demonstrated by the Shell N’-B01 discovery which produced over 4.3 MMBO with peak production of 10,000 BOPD. The Shell N-A02 discovery, completed in 1988, also produced at rates of 10,000 BOPD before being shut-in. In 2001, Shell drilled a further discovery on the Nang Nuan trend, which tested 8,500 BOPD. Further hydrocarbon shows were encountered in the ThaiGOC 9/466-1x and Hong Fah-A01 wells.

The maturity depths for source rock hydrocarbon generation have been extensively modeled, with the result that oil expulsion is expected to commence at a depth of 2700 meters. The top of the gas window is reached at 3600 meters. The deepest part of the Basin is located along the west side of the Basin where the depth to basement is over 5000 meters deep. The indicated kitchen is restricted to the western part of the basin with most of the source rocks (‘140-150’ section) within the oil window. There are some areas near Hong Fah and north of Katiya within the Basin that are deep enough for gas generation.

The Eocene-Lower Oligocene lacustrine shales reached the onset of maturity by Early Miocene and migrated either vertically via faults into Tertiary sandstone reservoirs within structural traps directly above or laterally via carrier beds toward adjacent stratigraphic traps or intra-basinal Pre-Tertiary structural traps.

Prospect & Leads

Hong Fah Prospect: The Hong Fah Prospect is a typical faulted roll-over anticline located along the western Basin bounding Khlong Marui Fault and is typical of productive structures found in other basins in the Gulf of Thailand.

Page - 16

Gulf Oil Company acquired a 2D seismic program over the Hong Fah Prospect during 1970 and drilled the ThaiGOC 9/466-1x in 1972 on what was interpreted to be the Hong Fah structure. Although the ThaiGOC 9/466-1x encountered reservoir quality sandstones with oil shows in the objective ‘120’ and ‘140’ sandstones, the well was not tested. A 3D-seismic program acquired by Thai-Shell during 1989 demonstrates that the ThaiGOC well was not drilled within structural closure.

Gulf Oil Company relinquished the area in 1979. In 1985, Thai-Shell signed a new contract over the entire Chumphon Basin. During 1985 and 1986, Thai-Shell acquired 2D-seismic data over the Hong Fah prospect. In 1989, Thai-Shell acquired a 3D-seismic survey over the Hong Fah Prospect. These new seismic data sets demonstrate that the Gulf Oil ThaiGOC 9/466-1x well was drilled outside structural closure. In 1991, based on the 3D-seismic interpretation, Shell drilled the Hong Fah-A01 well approximately 2.6km to the north of the ThaiGOC 9/466-1x well. The Hong Fah-A01 well is structurally well-positioned for the deeper ‘140’ objective. The well, however, is not within structural closure for the shallower primary objective ‘120’ sandstone reservoirs. The primary target, the ‘120’ sandstones, has not been tested within closure at the Hong Fah Prospect.

The primary objective ‘120’ sandstones are well-developed stacked fluvial/deltaic sandstones with good reservoir characteristics (average porosity 15%) and are approximately 600 meters thick in the ThaiGOC 9/466-1x (180 metres of net sand). Oil shows were reported while drilling the ‘120’ section in both the ThaiGOC 9/466-1x and Shell Hong Fah wells, but neither of the wells were tested. The ‘120’ reservoir is not within closure at the Thai-Shell Hong Fah-A01 location, but an untested ‘120’ level 4-way structure closure is mapped 1.5km west-northwest of Hong Fah-A01 location. Based on structure maps and petrographic evaluation of the ‘120’ sandstones encountered in the Gulf and Shell wells, the ‘120’ structure has an areal extent of 1700 acres and an estimated 26.4 MMBO recoverable.

The fluvial/deltaic ‘140’ sandstones identified in the Gulf ThaiGOC 9/466-1x and the Shell Hong Fah-A01 wells are important secondary reservoir objectives for the Hong Fah Prospect. These ‘140’ sands were encountered in both previous wells at or near the Hong Fah Prospect. Their reservoir qualities improved significantly from the ThaiGOC 9/466-1x well (2.6 km south of the Hong Fah prospect) to the Shell Hong Fah-A01 well, located within the ‘140’ closure of the Hong Fah prospect. The ‘140 sands encountered in Hong Fah-A01 have average porosities of 14% as compared to average porosities of 10% in the ThaiGOC 9/466-1x. The difference in reservoir quality may be a result of the two wells encountering different facies within the ‘140’ fluvial/deltaic sequence. Because only 4 wells in the Basin have penetrated the ‘140’ sandstone sequence, its reservoir distribution cannot be conclusively determined. The ‘140’ sandstones had oil shows in both wells and are indicated, by wireline log analyses, to be potentially productive, although not tested, from the Shell Hong Fah-A01 well. Based on structure maps and petrographic evaluation of the ‘140’ sandstones in the Shell Hong Fah-1 well, the ‘140’ structure has an areal extent of 2400 acres and an estimated 23.2 MMBO recoverable.

The Hong Fah Prospect has an estimated cumulative 49.6 MMBO recoverable.

Khun Thong Prospect: The Khun Thong Prospect is a heavily faulted Tertiary anticline located along the Basin’s west-bounding Khlong Marui fault. The Khun Thong Prospect is similar to many such structures in the Gulf of Thailand that have established commercial hydrocarbon production. The prospect is defined by recent 3-D seismic coverage.

Page - 17

The primary objective reservoirs for the Khun Thong Prospect are the Middle Miocene ‘120’ stacked fluvial sandstones, which are present along the western margin of the Basin as encountered in the ThaiGOC 9/466-1x and Hong Fah A01 wells, located 20 km to the south, where the sands have good oil shows. The ‘120’ sandstones are expected to be well developed with good reservoir characteristics (expected average porosity 15%). In the ThaiGOC 9/466-1x well, the ‘120’ sequence had a gross section of 600 meters with 30% net sandstone with individual sandstone bed thickness of up to 13 meters. The sands thin away from the Basin margins and are predominantly shale near the Basin centre.

The secondary objective reservoirs for the Khun Thong Prospect are the Late Oligocene ‘140’ delta front sandstones, which exhibit good oil shows in the Hong Fah-A01 well, located 20 km to the south.

Intra-formational shales will provide seals for the ‘120’ objective sandstone reservoirs while regional transgressive ‘130’ shale will be the top seal for ‘140’ reservoirs.

The Khun Thong Prospect has an areal closure of 1030 to 1600 acres and, using 30 meters net pay and reservoir parameters based on ‘120’ sandstones found in the ThaiGOC 9/466-1x and Hong Fah-A01 wells, has potential recoverable reserves of 42 MMBO in the Miocene. In addition, 9.7 MMBO of recoverable reserves is postulated for the secondary ‘140’ Oligocene reservoirs.

During 1985-1986, Shell acquired 120 km of 2D seismic over the Khun Thong prospect. Devon Energy has acquired 150 km2 of 3D seismic over the Khun Thong Prospect in Q1 2001. Structure maps are based on the new 3D seismic interpretation.

Katiya North Prospect: Katiya North Prospect is a fault closed three-way dip closures and are a part of a series of North-South oriented Pre-Tertiary structural ridges located within the southern part of Chumphon Basin, similar to those that produced within the Shell Block. These Prospects have been identified on the most recent 3-D seismic carried out by Devon Energy in 2001. Potential reservoirs are the leached Mesozoic sandstones and Mesozoic fractured/leached carbonates, sourced and sealed by regional syn-rift “central-basin” Oligocene and Miocene shales.

The Katiya-1 well, located 6km to the south of the newly identified Prospects, was drilled by Shell during 1987 and encountered two massive Mesozoic sandstone reservoir beds (340 meters total thickness), with porosities of up to 25% (average porosity 13%). The sands are separated by a 50 meter section of highly porous fractured/leached carbonate, which caused heavy circulation losses while drilling. Originally, the well was assumed to be a dry hole. However, the lack of hydrocarbons encountered in the Katiya well may be explained by the likelihood that a significant loss of circulation, which occurred over a certain untested target interval, masked the presence of hydrocarbons. A similar ‘lost circulation zone’ was tested and resulted in a significant oil discovery in a subsequent well at Nang Nuan further north.

Areal closures for Katiya North is 1,120 acres. The reserve potentials for Katiya North (assuming hydrocarbon filled to spill points), is estimated to be approximately 87 MMBO. The depth to the top of the ‘150’ Pre-Tertiary objectives at the Katiya North Prospect is approximately 2150m and at the Nohree and Nohree North Prospects is estimated to be 2600m.

During 1985-1986, Shell acquired 150 kms of 2D-seismic over the Katiya North Prospect. A further 166km2 3D-seismic program has been acquired in Q1 2001 by Santa Fe/Devon Energy over the area. The structure maps of this prospect are based on new 3D-seismic interpretation.

Page - 18

Chana Stratigraphic Lead: Chana Lead is a stratigraphic trap formed by the onlap and pinchout of Oligocene age ‘140’ reservoir sandstones against the east flank of the Yodya structure. Top seal is from the regional Lower Miocene ‘130’ shales and bottom seal is provided by the lacustrine shales at the top of the ‘141’ sequence seen in existing wells. Sands are interpreted to be transported by currents from the delta front sands found to the north in the Hong Fah area and deposited to the south as shoreline deposits. Because of the potential winnowing effect from currents, the sands at the Chana Lead may be cleaner, with better sorting, resulting in better quality reservoirs.

The areal closure of the Chana Lead is 9600 acres. Assuming net sand of 30 meters, the recoverable hydrocarbon reserves are estimated to be 192 MMBO.

The Chana Stratigraphic Lead is adequately defined by 400km of 2-D seismic at 2 by 1km grid spacing acquired by Shell as part of their 1985-86 seismic program.

Yodya Leads: Yodya, located 30 kms to the southwest of the Hong Fah structure, consists of a series of well-defined structural closures. The largest of the structures is approximately 2000 acres and relies on the Khlong Marui Basin Boundary fault for most of its areal closure. The smaller structures have areal closures ranging in size from 200 to 800 acres.

The objective Middle Miocene ‘120’ fluvial sandstone reservoirs are expected to be encountered at a depth of approximately 500 meters.

Yodya Prospect “string of pearls” has an aggregate potential reserve size of 22MMBO. The Yodya prospects are considered potential secondary exploration targets to be drilled after the discovery of commercial hydrocarbons elsewhere on the block.

Page - 19

ITEM 3. Legal proceedings

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties.

ITEM 4. Submission of Matters to a Vote of Securities Holders

None

PART II

ITEM 5. Market for Common Equity and Related Stockholders Matters

Description of Securities

The Company is authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 7,718,999 shares issued and outstanding on September 30, 2004. There are no preferred shares Issued and Outstanding.

Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities of the Registrant. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

Market Information

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol "TXHE". The market for the Company’s Common Stock is limited, volatile and sporadic.

To the best of our knowledge there has been inconsistent trading in our common shares. We face a sporadic and potentially volatile trading market. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A sporadic market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

Page - 20

The following table sets forth the high and low sales prices relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Fiscal Year Ended

	September 30, 2004		September 30, 2003

	High	Low	High	Low

First Quarter	$ 7.871	$ 2.624	$ 121.814	$ 22.489
Second Quarter	$ 4.873	$ 0.749	$ 38.231	$ 2.249
Third Quarter	$ 2.624	$ 0.588	$ 14.243	$ 1.499
Fourth Quarter	$ 0.375	$ 0.113	$ 8.996	$ 3.733

Holders

As of September 30, 2004, the Company had approximately 178 shareholders of record, and approximately 800 beneficial owners.

Dividends

We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

Reverse Stock Split

The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a reverse stock split of up to 150:1 of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). The matters upon which shareholder action was taken pursuant to the May 19, 2004 Written Consent included approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected on approximately June 2, 2004. The Reverse Stock Split reduced the Company’s issued and outstanding shares of Common Stock from 55,465,600 shares to 335,619 shares of Common Stock. The Reverse Stock Split is presented has being outstanding for all periods.

Page - 21

Forward Stock Split

Subsequent to year-end and as of the date of the Report, the Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a forward stock split of up to 1:4 of the Company’s issued and outstanding shares of Common Stock (the “Forward Stock Split”). The matters upon which shareholder action was taken pursuant to the October 14, 2004, 2004 Written Consent included approval and authorization for the Board of Directors to effect the Forward Stock Split, which was effected on approximately November 9, 2004. The Forward Stock Split increased the Company’s issued and outstanding shares of Common Stock from 25,203,063 shares to 100,812,252 shares of Common Stock.

Risks of “Penny Stock”

The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Page - 22

Securities Authorized for Issuance under Equity Compensation Plans

Stock for Services Compensation Plan

On August 26, 2004, the Board of Directors unanimously approved and adopted a Stock for Services Compensation Plan (the "Stock Plan"). The purpose of the Stock for Services Compensation Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company as it may be necessary, appropriate and desirable, to offer shares of common stock to officers and services providers, either initially, to secure necessary services, or later, to settle employee salaries, invoices and billings with stock in lieu of cash. It may be necessary, appropriate and desirable, from time to time, to offer shares of common stock to services providers, as incentives to provide services, or as an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Plan, shares of common stock may be issued to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company. The Stock Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company no to presently exceed 11,000,000 shares.

The Stock Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be issued stock under the Stock Plan; (ii) the number of shares subject to each issuance. The Stock Plan provides authorization to the Board of Directors to grant Stock shares of common stock of the Company, not to presently exceed 11,000,000 shares of Common Stock as at the date of adoption by the Board of Directors of the Stock Plan. At the time a Stock is issued under the Stock Plan, the Board of Directors shall fix and determine the deemed value at which shares of common stock of the Company is issued; provided, however, that any such price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

Form S-8 - Registration Statements

In September 2003, the Board of Directors approved a non qualifying stock plan for management and employees only, wherein up to 15 million shares of the Company's common stock was to be reserved for issuance. In October 2003, the Company issued 8,618, 125 common shares under the plan, including 6 million shares in connection with a proposed acquisition, and registered them pursuant to the filing of a Form S-8 with the Securities and Exchange Commission. Because the stock plan was designated for employees only, and all of the shares registered in the S-8 were issued to non employees, the entire issuance was retracted in January 2004.

In accordance with the Company’s Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Shares of Common Stock under the Stock for Services Compensation Plan in the amount of up to 11,000,000 shares at $0.02 per share. In accordance, the Board of Directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to acquire up to an aggregate of 11,000,000 shares of the Company’s Common Stock.

Page - 23

Recent Sales of Unregistered Securities and Changes in Control of the Company

As of the date of this Annual Report and during fiscal year ended September 30, 2004, to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. Therefore, there was a change in control of the Company. See “Item 11. Security Ownership of Certain Beneficial Owners and Management.”

On May 17, 2004 the Company announced that there was a change in control of the Registrant. Fraser Lakes Enterprises, Inc. and Calluna Capital, Corp. have acquired 11,000,0000 and 20,000,000 shares respectively for consideration of $290,000. The shares, totaling 31,000,000 shares collectively, represents approximately 64% ownership in the Registrant. The consideration give for the shares was $290,000 collectively. Control of the Registrants was gained from the Registrants' interim President Henry Rolling.

In the month of September 2004, the Board of Directors issued shares to cancel out approximately $220,000.00 in long-term debt. The debt was from years of accrued salaries from former Directors of the Company, as well as, recently performed services from other non-affiliated service providers. 10,998,350 of shares were issued from September 2004 through October 2004 for services rendered.

Information Statement

The Board of Directors of the Company (then Make Your Move, Inc.), at a previous meeting, authorized and approved, an asset purchase agreement to acquire all of the capital interest of Texhoma Energy LLC pursuant to asset purchase agreements entered into between the Company and each of the members of Texhoma Therefore, an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and rule 14(f)-1 thereunder, was prepared and filed with the Securities and Exchange Commission on September 2, 2002.

The Information Statement was mailed to the Company’s shareholders, not less than ten days prior to the change in a majority of the Company's directors otherwise than at a meeting of the Company's shareholders. The Company closed the acquisition on August 30, 2004. As a result of the acquisition, there was a change of control of the Company. No action was required by the shareholders of the Company in connection with the election or appointment of the Designee to the Board.

On the closing of the acquisition, the Company issued 20,000,000 shares of the Company’s common stock to members of Texhoma. As a result of the issuance, there are now 45,337,798 shares of the Company’s common stock outstanding, of which approximately 44.1% are owned by the former shareholders of Texhoma.

The board of directors of the Company has also approved the merger of Texhoma Energy Corporation, with the Company being the surviving corporation, by way of parent/subsidiary merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval for this merger is not required under Section 92A.180. Upon Completion of the merger, the Company’s name will be changed to "Texhoma Energy Corporation".

Page - 24

However, as stated in Item 1.02 of the Form 8-K Current Report filed November 10, 2004 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1933, there was a termination of the material definitive agreement, referenced in the Information Statement filed September 2, 2002, following a November 5, 2004, meeting of the Board of Directors, at which a discussion was held concerning the acquisition of the Ahrens and Hubach Wells. The Board discussed the non-compliance by director nominees Mr. Jurgen Wolf and Mr. Dennis Petke concerning updated engineering reports regarding the Hubach and Ahrens Wells. These updated engineering reports were necessary to confirm the approximate production capacity of the wells. Mr. Wolf and Mr. Petke were responsible for the updated engineering reports, however no reports were produced. The Board agreed to cancel the agreement for non-compliance and return the new investments shares for cancellation.

Acquisition of Black Swan Petroleum

Subsequent to year end and as of the date of this Report, pursuant to the a Sale and Purchase Agreement with Capersia Pty. Ltd entered on November 5, 2004, the Company acquired a 40% interest of Black Swan Petroleum Pty. Ltd. for the issuance of 56,000,000 post forward split shares, and $150,000. This transaction constitute a change in control of the Company.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Due to the difficulty is raising capital for launching the technologies of Texhoma Energy, Inc., it was decided upon by the board of directors to retain the services of a new sophisticated Board of Directors in an effort to revive the company into a viable operating entity.

We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB. We will continue to file required reports and will begin the evaluation of possible future corporate opportunities and may or may not find a target within the next twelve months.

“The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.” During fiscal year ended September 30, 2004, the Company had no business or business plan other than to seek a profitable business combination. Subsequent to year-end and as of the date of this Report, the Company has entered into a Sale and Purchase Agreement whereby Texhoma has acquired 40% of Black Swan Petroleum.

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

Page - 25

Results of Operations

On November 5, 2004, the Company entered into a Sale and Purchase Agreement with Capersia PTE Ltd., a Singapore company, to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Ltd. (“BSP”). BSP own the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the “Concession”).

As of the date of this Annual Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that its interest in the Concession will increase the Company’s marketability exponentially.

For Fiscal Year September 30, 2004 Compared with Fiscal Year Ended September 30, 2003

                    Increase (I)
Item                      or Decrease (D)        Reason

Revenues form Related Party    D        Reduction revenues from management services.

General and Administrative      I        Expenses associated with services increased due to settlement of debt by issuances of shares  at a beneficial rate.

Liquidity and Capital Resources

Since inception, the Company has incurred cumulative net losses of approximately $4,542,500 and has a stockholders’ deficit of approximately $172,400 as at September 30, 2004. The Company expects to continue to incur substantial losses to explore the Concession, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Fiscal Year Ended September 30, 2004

During the year ended September 30, 2004, the Company’s operations did not use cash, as the debt was settled by the issuance of shares.

Page - 26

Plan of Operations

Notwithstanding consummation of the acquisition of BSP, as of the date of this Annual Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company’s ability to develop, provide and market its anticipated information network solutions to healthcare providers, health insurance companies and other end-users, and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

Based upon consummation of the acquisition of BSP, management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company’s operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. In addition, additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company’s overall business operations.

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $2,900,000 of financing designed to fund various commitments and business operations. As of the date of this Annual Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Service Agreements

In connection with the management of the Company, the Company may incur liability or borrow funds pursuant to various contractual arrangements representing the following material commitments.

Page - 27

Management Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $ 120,000 to be paid to the Company’s Officer and Director for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles or GAAP in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that are our most critical accounting policies includes: recognition of transactions revenues and accounting for stock options and warrants.

Revenue Recognition

The Company does not currently generate revenues. Would revenues be generated during fiscal year ended September 30, 2005, these revenues would be from contracts which generally last more than one year. Revenue would be recognized in accordance with Statement of Position (“SOP”) 98-7 when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed and determinable, and; (4) collectibility is probable.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. If the Company followed SFAS 123, it would recognize compensation expense using a fair value method, such as Black-Scholes, to estimate the cost of equity instruments as of the date these awards are granted to employees. Any differences between the expense as calculated under SFAS 123 and that computed under APB No. 25 is disclosed on a pro forma basis in the notes to the consolidated financial statements.

Page - 28

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

ITEM 7. Financial Statements

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at September 30, 2004

Consolidated Statements of Operations
for the years ended September 30, 2004 and 2003,
and for the period from September 28, 1998 [Inception] to September 30, 2004

Consolidated Statements of Stockholders’ Equity [Deficit]
and for the period from September 28, 1998 [Inception] to September 30, 2004

Consolidated Statements of Cash Flows
for the years ended September 30, 2004 and 2003,
 and for the period from September 28, 1998 [Inception] to September 30, 2004

Notes to the Consolidated Financial Statements

Page - 29

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of Texhoma Energy, Inc.

We have audited the accompanying balance sheet of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) as of September 30, 2004 and the related statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.The financial statements of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) for the year ended September 30, 2003, were audited by other auditors whose report dated January 6, 2004 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the d financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) as of September 30, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 12, 2005

Page - 30

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[An Exploration Stage Company]
Balance Sheets
September 30, 2004

	2004	2003

ASSETS

Current
Cash	$-	$-
Accrued management fees	-	31,250
Prepaid expenses and other current assets	-	10,956

Total current assets	-	42,206

Total assets	$-	$42,206

LIABILITIES

Current
Accounts payable and accrued expenses	$41,361	$14,327
Accrued compensation	131,000	43,749
Shareholder advances	-	7,272

Total current liabilities	172,361	65,348

Total Liabilities	172,361	65,348

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value;
1,000,000 shares authorized;
no shares issued
Common stock, $0.001 par value;
200,000,000 shares authorized;
7,718,999 and 93,064 shares issued and outstanding	7,719	13,960
Paid in Capital	3,960,043	662,430
Contributed capital	402,390	620,004
Subscription received	-	-
Accumulated deficit during development stage	(4,542,513)	(1,319,536)

Total Stockholders' Equity	(172,360)	(23,142)

Total Liabilities and Stockholders' Equity	$-	$42,206

The accompanying notes are an integral part of these audited financial statements.

Page - 31

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[An Exploration Stage Company]
Statements of Operations

	For the year ended September 30,		Cumulative, Inception, September 28, 1998, to September 30, 2004
	2004	2003

Revenues
From Related Party	$-	$25,000	$31,250
			-
		25,000	31,250

Expenses
General and Adminsitrative	3,222,977	592,865	4,483,920
Research and development	-	-	89,843
			-
	3,222,977	592,865	4,573,763

Net profit (loss)	(3,222,977)	(567,865)	(4,542,513)

Deficit, beginning	(1,319,536)	(751,671)	-
Deficit, ending	(4,542,513)	(1,319,536)	(4,542,513)

Net profit (loss) per share:
Basic and Diluted	$(0.24)	$(6.72)

Weighted Average Shares Outstanding	13,411,431	84,551

The accompanying notes are an integral part of these audited financial statements.

Page - 32

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[An Exploration Stage Company]
Statements of Stockholders’ Equity [Deficit]
For the period from September 28, 1998 [Date of Inception] to September 30, 2004

						Paid-In			Accumulated	Total
						Capital			Deficit during	Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit ]

Balance, at inception	-	-			$-		$-	$-	$-	$-

Net (loss) for the year
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.005 per share, October 5, 1998	66,667	67			49,933					50,000
Net (loss) for the year									(50,485)	(50,485)
Balance, September 30, 1999	66,667	67	-	-	49,933	-	-	-	(50,485)	(485)

Net (loss) for the year									(485)	(485)
Balance, September 30, 2000	66,667	67			49,933		-	-	(50,970)	(970)

Shares issued at $.15 per share, June 30, 2001:
For compensation	667	1			14,999					15,000
For acquisition	13,333	13			299,987			(300,000)		-
Contributed capital							193,328			193,328
Net (loss) for the year									(218,587)	(218,587)
Balance, September 30, 2001	80,667	80			364,919		193,328	(300,000)	(269,557)	(11,230)

Shares issued at $.15 per share for consulting services:
January 7, 2002	40	1			899					900
June 15, 2002	11,544	12			259,728					259,740
July 7, 2002	300	1			6,749					6,750
Cancelation of outstanding shares, November 2001	(13,333)	(13)			(299,987)			300,000		-
Contributed capital							232,418			232,418
Net (loss) for the year									(482,114)	(482,114)
Balance, September 30, 2002	79,217	81			332,309		425,746	0	(751,671)	6,464

Shares issued for consulting services
at $.50 per share, November 19, 2002	3,333	3			249,997					250,000
at $.15 per share, January 1, 2003	833	1			18,749					18,750
at $.025 per share, July 1, 2003	5,080	5			19,045					19,050
at $.23 per share, September 22, 2003	1,267	1			43,699					43,700
at $.025 per share, September 22, 2003	3,333	3			12,497					12,500
Contributed capital							194,258			194,258
Net (loss) for the year									(567,865)	(567,865)
Balance, September 30, 2003	93,064	95			676,295		620,004	-	(1,319,536)	(23,142)

Shares issued for consulting services:
at $.20 per share, October 10, 2003	84,067	84			2,521,916			(2,380,000)		142,000
at $.02 per share, October 10, 2003	13,240	13			39,707					39,720
at $.04 per share, October 10, 2003	833	1			4,999					5,000
at $.07 per share, October 15, 2003	1,333	1			13,999					14,000
at $.05 per share, November 26, 2003	1,000	1			7,499					7,500
at $.05 per share, December 5, 2003	1,000	1			7,499					7,500
at $.07 per share, December 15, 2003	1,667	2			17,498					17,500
Reclassification of contributed capital to
accounts payable shareholder, net							(217,614)			(217,614)
Shares cancelled that were issued October 10, 2003	(68,633)	(69)			(2,058,931)			2,059,000		-
Write off of receivable from shareholder								321,000		321,000
Shares issued for services:
at $.04 per share, January 29, 2004	1,333	1			7,999					8,000
at $.03 per share, January 29, 2004	400	1			1,799					1,800
at $.12 per share, January 29, 2004	5,667	6			101,994					102,000
at $.02 per share, February 29, 2004	28,133	28			84,372					84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004			1,000,000	1,000	19,000	180,000				1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	133,333	133	(1,000,000)	(1,000)	867					(1,000,000)
Restricted shares issued for services, at $0.01 per share, May 17, 2004	8,800	9			26,391					26,400
Restricted shares issued for services, at $0.01 per share, May 17, 2004	29,748	30			89,213					89,243
Restricted shares issued for services, at $0.01 per share, May 17, 2004	13,267	13			39,787					39,800
Restricted shares issued for services, at $0.01 per share, May 17, 2004	21,519	22			64,535					64,557
Restricted shares issued for acquisition of business, August 16, 2004 Cancelled for non-performance, October 13, 2004	-	-			-					-
Restricted shares issued for acquisition of business, August 26, 2004 Cancelled for non-compliance, October 13, 2004	-	-			-					-
Shares issued for rounding	(34,152)	(35)			35					-
Shares issued for rounding	2,428	2			(2)					-
Shares issued for services, September 9, 2004	2,507,143	2,507			749,636					752,143
Shares issued for services, at $0.30 per share, September 20, 2004	2,507,143	2,507			749,636					752,143
Shares issued for services, at 0.30 per share, September 29, 2004	2,500,000	2,500			747,500					750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(133,334)	(133)			(133,201)					(133,334)
Net (loss) for the year									(3,222,977)	(3,222,977)

Balance, September 30, 2004	7,718,999	7,719	-	$-	$3,780,043	$180,000	$402,390	$-	$(4,542,513)	$(172,360)

The accompanying notes are an integral part of these audited financial statements.

Page - 33

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[An Exploration Stage Company]
Statements of Cash Flows

	For the year ended September 30,		Cumulative, Inception, September 28, 1998, to September 30,
	2004	2003	2004

Cash Flows from (used in)
Operating Activities
Net profit (loss) for the period	$(3,222,977)	$(567,865)	$(4,542,513)
Adjustments to reconcile net loss to net cash used in operating activities:
- common stock issued for services	2,805,721	344,000	3,439,383
- stock based compensation	268,038	194,258	888,042
Changes in assets and liabilities:			-
- accrued management fees	42,206	(25,000)	10,956
- accrued compensation	87,251	43,749	131,000
- accounts payable	27,033	13,963	41,360
- other	(7,272)	-	(7,272)

Cash Flows - Operating Activities	-	3,105	(39,044)

Cash flows from (used in)
Investing Activities
Other assets	-	(10,956)	(10,956)

Cash Flows - Investing Activities	-	(10,956)	(10,956)

Cash flows from (used in)
Financing Activities
Shareholder advances	-	7,271	-
Proceeds from issuance of common stock	-	-	50,000

Cash Flows - Financing Activities	-	7,271	50,000

Net Increase (Decrease) in Cash	-	(580)	-

Cash, Beginning of Period	-	580	-

Cash, End of Period	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock cancelled in a stock exchange for lack of consideration to be received	-	-	$(300,000)

The accompanying notes are an integral part of these audited financial statements.

The accompanying notes are an integral part of these audited financial statements.

Page - 34

Notes to the Consolidated Financial Statements

Notes to the Financial Statements

1.  The Company

Texhoma Energy, Inc. (“Texhoma” or the “Company”), formerly Make Your Move, Inc., was incorporated in the State of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc.. During the fiscal year ended September 30, 2004, the Company discontinued the development of its computerized game technology, reorganized management and began searching for new business opportunities. Subsequent to the audit the Company acquired an interest in an oil and gas operation (See Subsequent Events). The Company currently trades on the OTC Bulletin Board under the symbol "TXHE".

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Statement No. 7, Accounting and Reporting for Development Stage Companies. To date, the Company has generated no revenues and has devoted its efforts primarily to developing its business and raising working capital through equity financing or short-term borrowings.

2. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $4,542,500, and has a stockholders’ deficit of approximately $172,400 at September 30, 2004. There is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company expects to continue to incur substantial losses to develop its property, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation..

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

a.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Page - 35

b.	Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less. As of September 30, 2004, the Company had no cash equivalents.

c.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Values of Financial Instruments, requires disclosing fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts payable and accrued expenses and short term debt, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The fair value of debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

d.	Loss Per Share

As per SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

e. Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

Page - 36

4. Patent

During the year ended September 30, 2004, the Company wrote off approximately $9,500 in capitalized expensed related to patent applications pursuant to the Company’s intellectual properties.

5. Share Capital

Reverse Stock Split

On June 2, 2004, the Company effected a 150:1 reverse stock split. The financial statements for the year ended September 30, 2004 have been retroactively restated to reflect this change.

Common Stock

On October 10 and 15, 2003, the Company issued 98,140 shares of common stock for services rendered, including 97,454 shares under its 2003 Stock Plan, for net value of approximately $2,566,700. On January 16, 2004, the Company returned to treasury 68,633 shares that had been issued for services rendered on October 10, 2003. The shares were returned and canceled since the 2003 Stock Plan was designated for employees only, and all of the shares registered in the S-8 were issued to non-employees.

On November 26, December 5 and 15, 2003, the Company issued 3,667 shares of common under its 2003 stock Plan stock for services rendered, for net value of $22,500.

On January 29, 2004, the Company issued 7,400 shares of common stock services rendered, for net approximate value of $112,000.

On February 29, 2004, the Company issued 28,133 shares of common stock services rendered, for net value of $84,400.

On May 5, 2004, a former President of the Company exercised his option to acquire 6,667 preferred shares, and converted the preferred shares to shares of common stock at a conversion rate of 20 common shares for one preferred share.

On May 17, 2004, the Company issued 73,333 restricted shares of common stock for services rendered, for net value of $220,000.

On August 16, 2004, the Company issued 20,000,000 restricted shares for a 50% working interest in a oil and gas well, for net value of $100,000. The shares were cancelled due to non-compliance by the then directors nominees.

On August 25, 2004, the Company issued 25,000,000 shares fro subscriptions received, in the net amount of $75,000. The shares were cancelled due to non-performance.

On September 9 and 20, 2004, the Company issued 5,014,286 shares to a related party under its Stock for Services Compensation Plan for services rendered, for net approximate value of $100,300.

Page - 37

On September 29, 2004, the Company issued 2,500,000 shares to a related party under its Stock for Services Compensation Plan for services rendered, for net value of $50,000.

Stock for Services Compensation Plan

In September 2003, the Board of Directors approved a non qualifying stock plan for management and employees only, wherein up to 100,000 shares of the Company's common stock was to be reserved for issuance. In October 2003, the Company issued 97,454 common shares under the plan, including 40,000 shares in connection with a proposed acquisition, and registered them pursuant to the filing of a Form S-8 with the Securities and Exchange Commission. Because the stock plan was designated for employees only, and all of the shares registered in the S-8 were issued to non employees, the entire issuance was retracted in January 2004.

In accordance with the Company’s Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Shares of Common Stock under the Stock for Services Compensation Plan in the amount of up to 73,333 shares at various exercise prices. In accordance, the Board of Directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to acquire up to an aggregate of 73,333 shares of the Company’s Common Stock.

As at September 30, 2004, the Company issued 73,333 shares of common stock under the Plan.

6. Related Party Transactions

Shareholder loan and advances

As of October 1, 2003 the Company had approximately $7,300 of advances payable to Henry Rolling, a former officer outstanding. During the year ended September 30, 2004, the Company received further advances of approximately $481,000 from this related party, and the Company issued 5,177,488 shares of its common stock for the settlement of $350,000 of advances payable. As at September 30, 2004, advances due amounted to approximately $131,000.

Management Agreements

Effective June 30, 2001, the Company entered into a 5-year agreement with DCP to provide management services for DCP and become the exclusive agent for the sales of DCP products. Management services shall commence July 1, 2002, at the rate of $25,000 per year. As of September 30, 2003 management fees totaled $31,250. During 2004, this debt was settled by the issuance of 10,333 shares of common stock.

Page - 38

7. Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Since inception, the Company has sustained operating losses. For income tax purposes these operating losses constitute mostly start-up costs, which may be amortized over 60 months or permanently capitalized at the point business commences. Approximately $2,887,000 of the $3,538,000 of operating losses to date is not deductible since that amounted resulted from capital contributions for mainly contributed services. The Company has net operating losses of $853,000 which will begin expiring over 20 years in 2019, if unused.

The provision for federal income taxes differs from that computed by applying federal statutory rates to income (loss) before federal income tax expense, as indicated in the following analysis:

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2004	2003
Expense at Federal statutory rate - 34%	$(1,095,000)	$(193,074)
State tax effects, net of Federal tax benefits	-	-
Nondeductible expenses	856,000	44,625
Taxable temporary differences	-	-
Deductible temporary differences	-	-
Deferred tax asset valuation allowance	239,000	148,449
Income tax benefit	$(-)	$(-)

The components of the net deferred tax asset and liability as of September 30, 2004 and 2003 are as follows:

Effect of net operating loss carryforward	555,930	316,930
Less evaluation allowance	(555,930)	(316,930)
Net deferred tax asset (liability)	$ -	$ -

Page - 39

8. Subsequent events

•	On October 14, 2005, the Company’s shareholders approved, via a majority shareholder action, a 1:4 forward stock split of the issued and outstanding shares of common stock of the Company;
•	On November 5, 2004, the Company entered into a Sale and Purchase Agreement with Capersia Pty. Ltd, whereby the Company acquired a 40% interest of Black Swan Petroleum Pty. Ltd. for the issuance of 56,000,000 post forward split shares, and $150,000;

Page - 40

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On March 30, 2004, the Board of Directors of the Company terminated the services of Braverman & Company PC, (“Braverman”) as principal independent accountant for the Company. During the Company’s two most recent fiscal years and any subsequent interim period preceding the resignation of Braverman, there were no disagreements with Braverman which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Braverman, would have caused Braverman to make reference to the subject matter of the disagreements in connection with its reports. The report of Braverman did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On August 4, 2004, the Board of Directors of the Company approved and authorized the engagement of Chisholm, Bierwolf & Nilson, of 533 West 2600 South, Suite 250, Bountiful, Utah, 84010, as the principal independent accountant for the Company.

ITEM 8A. Controls and Procedures

The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

There were no significant changes in the Company’s internal control or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date.

PART III

ITEM 9. Directors, Executive Officers, promoters and control persons; Compliance with 16(a) of the Exchange Act9

Identification of Directors and Executive Officers

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name            Age            Position

Brian Alexander               57             President & Chief Executive Officer

Peter Wilson            37            Director

Dr. Jaap Poll            --             Strategic Advisor

Page - 41

Biographies of Officers and Directors

BRIAN ALEXANDER, President and CEO. Mr. Alexander has extensive accounting, finance and systems implementation expertise in the oil and gas industry which he has accumulated over a four decade period in the field. Mr. Alexander has held positions with such firms as Coastal States Gas (US - Joint Operations Accounting), Florida Gas Exploration (US - Chief Accountant, Houston Division, and Project Manager, Integrated Accounting Systems), Huffco Indonesia (Indonesia - Joint Venture Analyst & Project Manager ERP Accounting System), Union Pacific Resources (US & Indonesia - Chief Lease Gas and Gas Plant Accountant & Finance and Administration Manager), Santa Fe Energy Resources (Indonesia - Senior Financial Consultant and Project Manager ERP Accounting Systems) Cue Energy Indonesia (Indonesia - Finance and Administration Management), and Praxair, Inc. (US - Finance and Administration Manager, Semiconductor Materials Division).

PETER WILSON, Director. Mr. Wilson specializes in corporate development and the provision of structured project financing and senior management services to both public and private companies. He has over 11 years of successful public company finance experience and has previously been involved in the field of real estate merchant banking. In addition to his position with the Company, Mr. Wilson currently serves as Chief Financial Officer and Director of Azure Resources Corp. and as President of Sterling Grant Capital Inc., a private consulting company. Mr. Wilson has held senior positions in several publicly traded companies including Samoth Capital Corporation (Director of Corporate Development) and Samoth Equity Corporation (Vice-President).

DR. JAPP POLL, Strategic Advisor. Dr. Jaap Poll is a Geologist with a distinguished 40-year career in petroleum exploration and production management worldwide. He has a PHD in structural geology, a certified professional member of the American Association of Petroleum Geology (AAPG), a Distinguished Member of the Petroleum Exploration Society of Australia (“PESA”) and is an accredited Arbitrator and Mediator. Dr Poll has extensive work experience in Central America, Europe, the Middle East, Africa, Asia and Australia.

Involvement in Certain Legal Proceedings

As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Page - 42

Audit Committee

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the Board of Directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Committee Financial Expert

As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

As of the date of this Annual Report, certain of the Executive Officers or Directors of the Company are compensated for their roles as Managing Directors or Executive Officers of the Company. Officers and Directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's Directors or Executive Officers are party to written employment or consulting agreements with the Company. The Company has, however, informal month-to-month verbal agreements with certain Officers or Directors. However, as of the date of this Annual Report, Mr. Walters and Ms. Pilon derive remuneration from the Company as compensation for consulting services rendered. See “Summary Compensation Table”. Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Page - 43

Management Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $ 120,000 to be paid to the Company’s Officer and Director for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers and directors of the Company during fiscal years ended September 30, 2004, 2003 and 2002. The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

Page - 44

		Annual Compensation				Awards		Payouts
Name and Position	Year	Salary $	Bonus $	Other $		RSA $	Options #	LTIP $	Other $

Brian Alexander	2004	-	-	-	(1)	-	-	-	-
President / CEO

Peter G. Wilson	2004	-	-	-	(1)	-	-	-	-
Director

Marc Applebaum	2004	-	-	-	(2)	-	-	-	-
Former President / CEO and Director	2003	-	-	-		-	-	-	-

Henry Rolling	2004	1,463,166	-	-	(3)	-	-	-	-
Former President / CEO and Director	2003	43,749	-	-		31,550	-	-	-
								-	-
Luther Mack	2004	-	-	-	(4)	-	-	-	-
Former Director	2003	-	-	-		-	-	-	-
		-	-	-		-	-	-	-
Edward McCaffery	2004	-	-	-	(3)	-	-	-	-
Former Director	2003	-	-	-		-	-	-	-
		-	-	-		-	-	-	-
John Metzer	2004	-	-	-	(3)	-	-	-	-
Former Director	2003	-	-	-		-	-	-	-

(1)	Appointed on November 2, 2004
(2)	Resigned on November 2, 2004
(3)	Resigned on May 17, 2004
(4)	Resigned on December 17, 2004

ITEM 11. Security Ownership of Certain Beneficial owners and Management

As of the date of this Annual Report, there are 100,812,252 shares of Common Stock issued and outstanding. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Page - 45

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Brian Alexander, President and CEO	-	-
3925 Blackjack Oak Lane Plano, Texas, 75074

Common Stock	Peter G. Wilson, Director	-	-
875 Fairmile Road West Vancouver, BC, V7S 1R4

Common Stock	Marc Applebaum, former President, CEO and Director	-	-
7405 Charmant Dr. # 2421 La Jolla, CA 92122

Common Stock	The Rolling Group, aka Henry Rolling, former President, CEO and Director	-	-
321 Broadway Blvd. Reno, Nevada, 89502

Common Stock	Luther Mack, former Director	-	-

Common Stock	Edward McCaffery, former Director	-	-
227 Vine Street Reno, Nevada, 89503

Common Stock	John Metzer, former Director	-	-

Common Stock	All officers and directors as a group (2 persons)	-	-

Common Stock	Capersia Pte. Ltd #06-02 47 Hill Street Chinese Chamber of Commerce and Industry Building Singapore, 179365	56,000,000	55.55%

Page - 46

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 12. Certain Relationships and Related Transactions

With the exception of the current month-to-month contractual relations between the Company and Messrs. Alexander and Wilson as described below, as of the date of this Annual Report, the Company has not entered into any contractual arrangements with related parties other than those transactions resulting primarily from advances made by related parties to the Company. The Board of Directors of the Company has not adopted or approved any policy regarding possible future transactions with related third parties.

The executive officers and directors of the Company may be engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The executive officers and directors of the Company may have other business interests to which they may devote a portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its executive officers and directors. Such conflicts can be resolved through the exercise by such executive officers and directors of judgment consistent with their fiduciary duties to the Company. The executive officers and directors intend to resolve such conflicts in the best interests of the Company. Moreover, the executive officers and directors will devote his time to the affairs of the Company as they deem necessary.

Management Contract

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $120,000 to be paid to the Company’s Officer and Director for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Indemnification Provisions

Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

Page - 47

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

ITEM 13. Exhibits and Reports on Form 8-K.

 (a) The following exhibits are filed as part of this Annual Report:

99.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

99.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

99.3 Certifications Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act.

(b)	Reports on Form 8-K:

(i)	Report on Form 8-K filed on December 18, 2003; Item 6. Resignation of Director.
(ii)	Report on Form 8-K filed on January 20, 2004; Item 5. Other Events.
(iii)	Report on Form 8-K/A filed on January 26, 2004; Item 5. Other Events.
(iv)	Report on Form 8-K filed on March 30, 2004; Item 4. Change in Registrant Certifying Accountants.
(v)	Report on Form 8-K filed on May 17, 2004; Item 1. Change in Control of Registrant; and Item 6. Resignation of Director.
(vi)	Report on Form 8-K/A filed on May 17, 2004; Item 4. Change in Registrant Certifying Accountants.
(vii)	Report on Form 8-K filed on August 16, 2004; Item 5. Other Event.
(viii)	Report on Form 8-K filed on August 30, 2004; Item 5.01. Other Event.
(ix)	Report on Form 8-K filed on November 12, 2004; Item 1.02. Termination of a Material Definitive Agreement; Item 2.01 Completion of Acquisition or Disposition of Asserts; Item 5.02. Departure of Directors or Principal Officers and Appointment of Principal Officers; Item 8.01. Other Event.

Page - 48

ITEM 14. Professional Accountant Fees and Services

Audit Fees

During fiscal year ended September 30, 2004, the Company incurred approximately $33,900 in fees to its former principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2003 and for the review of the Company's financial statements for the fiscal quarters ended December 31, 2003 and March 31, 2004. The Company incurred approximately $1,500 in fees to it’s current principal independent accountant for professional services rendered in connection with the review of the quarter ended June 30, 2004.

Financial Information Systems Design and Implementation Fees

During fiscal year ended September 30, 2004, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended September 30, 2004, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

Page - 49

ITEM 15. Controls and Procedures

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texhoma Energy, Inc.

Dated: January 13, 2005     By: /s/ Brian Alexander
             Brian Alexander, President

Dated: January 13, 2005    By: /s/ Peter Wilson
Peter Wilson, Director

Page - 50

Exhibit 31

Page - 51

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Texhoma Energy, Inc. (the "Company") on Form 10-KSB for the period ended September, 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Brian Alexander, President, Chief Executive Officer and Acting Chief Financial Officer of the Company certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 13, 2005     By: /s/ Brian Alexander
     Brian Alexander, President, CEO and Acting Chief Financial Officer

Page - 52

Exhibit 32

Page - 53

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Texhoma Energy, Inc. ;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: January 13, 2005     By: /s/ Brian Alexander
             Brian Alexander, President and CEO

Page - 54

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Texhoma Energy, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: January 13, 2005     By: /s/ Brian Alexander
             Acting Chief Financial Officer

Page - 55