Form 10KSB/A
period 2004-09-30
TEXHOMA ENERGY INC
filed 2005-01-18
CIK 1127572

FORM 10-KSB/A

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number 0-31987

TEXHOMA ENERGY, INC.

(Formerly Make Your Move, Inc.)

NEVADA 3-0925319

(State or other jurisdiction of (I.R.S. Employer
incorporation of organization) Identification No.)

1177 West Hastings Street, Suite 1750, Vancouver, BC, V6E 2K3

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

This amendment is being made to correct previously filed errors.

Page - 1

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

Available Information

Texhoma Energy Inc. (“Texhoma” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at www.sec.gov.

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

On November 10, 2001, MYM’s Board of Directors and Allpaq entered into a mutual rescission agreement and released all claims. This rescission agreement voided the agreement and the 200,000 shares of stock were cancelled.

On November 1, 2001 MYM's Board of Directors and DCP's board of directors agreed to enter into a management agreement, effective June 30, 2001, whereby MYM would manage and purchase games from DCP and resell them to the general public.

Page - 5

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

In March 2004, 10,295,000 shares that were issued pursuant to the January 7 2004 agreement were returned to treasury and then cancelled. The remainder of the shares was not returned. The Company determined it was not going to pursue the recovery of the balance of those shares due to the time, effort and cost involved.

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

Page - 6

Current Business Operations

On November 5, 2004, the Company entered into a Sale and Purchase Agreement with Capersia Pte Ltd., a Singapore company, to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Pty Ltd. (“BSP”). BSP own the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the “Concession”).

On March 3, 1999, Santa Fe Energy entered into an exploration agreement with the Government of Thailand for the 9,238 km² (2,282,759.51 acres) Petroleum Concession No. 1/2542/57, referred to as Block B7/38. As a result of the merger of Santa Fe Energy with Devon Energy Inc, the merged entity modified its international strategy and disposed of its petroleum assets in Indonesia, Malaysia and Thailand. In September 2001, Anzoil (Thailand) Pty Ltd (“Anzoil Thailand”) acquired 100% of Gulf of Thailand Block B7/38 from Devon Energy Corporation. In 2004, Anzoil Thailand changed its name to Black Swan Petroleum Pty Ltd.

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

The work program for the First Obligation Period included reprocessing seismic data (completed), acquiring a 300 km² 3D-seismic program (completed) and drilling one well (outstanding). The Thai Government has agreed to postpone the drilling of this commitment well from the 3rd year of the First Obligation Period to the 3rd year of the Second Obligation Period (ending March 2, 2005). The work program for the Second Obligation Period includes the drilling of the postponed commitment well (US$4,500,000), geological studies (US$100,000), reprocessing seismic data (US$300,000), and the drilling of one well in the 3rd year (US$4,000,000). Due to a voluntary relinquishment at the end of the 5th exploration year of an additional 1782 km², a reduction of at least US$770,000 in the 6th year financial obligation period is anticipated. Basic terms of the Thai III Fiscal Regime are 50% Corporation Tax and a sliding scale of Royalties from 5%-15%.

Prior to Santa Fe Energy taking up the Concession, three wells were drilled: the Shell Hong Fah-A01 well and the Gulf Oil Company ThaiGOC 9/466-1x encountered potentially significant hydrocarbon shows. Two wells, elsewhere in the basin, were oil discoveries producing at rates of up to 10,000 BOPD; they had a cumulative production of 4.8 MMBO before being shut-in due to water conning. Another two wells encountered significant oil and gas shows.

Page - 7

Current Developments

As to this date, the Company is arranging financing to support the required drilling of two wells in the first quarter of 2005.

There are currently three drilling prospects: Hong Fah, Khun Thong, and Katiya North. The Hong Fah Prospect is an appraisal to an earlier well with strong hydrocarbon indications.

Hong Fah has estimated reserves of 26.4 MMBO in the ‘120’ objective sands and 23.2 MMBO in the ‘140’ sands, totaling approximately 50 MMBO.

Khun Thong has potential reserves of 42 MMBO in the ‘120’ sands and 9.7 MMBO in the ‘140’ sands, totaling 51.7 MMBO.

For Katiya North, Nohree, and Nohree North, the reserve potentials at the ‘150’ sands level are estimated at 86.9 MMBO, 10.6 MMBO, and 20.2 MMBO respectively.

Strategic Alliances

The Concession is operated by BSP. Until recently, BSP was owned by 3 companies: Capersia Pte. Ltd. (54%), Dormely Pty. Ltd. (36%), and Nuenco NL (10%). Following a shares Sale & Purchase Agreement between Company and Capersia Pte. Ltd, dated November 5, 2004, and a shares Sale & Purchase Agreement between International PetroReal Oil Corporation and Dormley Pty. Ltd, dated December 20, 2004, BSP’s shareholders changed.

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

The Company has historically incurred losses from its operations and has a limited history in the oil and gas business. As at September 30, 2004, the Company had a cumulative deficit of approximately $4,542,500. We cannot assure you that we will successfully implement our business plan or achieve profitability in the future. We have recently acquired and oil and gas property, but are not yet producing oil and gas.

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

- Our principal offices are located in British Columbia, and one of our director is a non-U.S. resident, which may affect your ability to bring an action against us in the United States.

Our offices are located in the Province of British Columbia, Canada and one of our director is resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon us or upon this director, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or us predicated solely upon such civil liabilities.

Page - 10

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

Page - 11

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

Approximately US$5 million has been invested on geological studies, seismic and environmental impact assessments. Approximately 7,500 km of 2D and 1006 km² of 3D-seismic data have been used to identify prospects and leads. Three main prospective trap-types have been identified on the Block:

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

Page - 15

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

Page - 16

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

The primary objective ‘120’ sandstones are well-developed stacked fluvial/deltaic sandstones with good reservoir characteristics (average porosity 15%) and are approximately 600 meters thick in the ThaiGOC 9/466-1x (180 meters of net sand). Oil shows were reported while drilling the ‘120’ section in both the ThaiGOC 9/466-1x and Shell Hong Fah wells, but neither of the wells were tested. The ‘120’ reservoir is not within closure at the Thai-Shell Hong Fah-A01 location, but an untested ‘120’ level 4-way structure closure is mapped 1.5km west-northwest of Hong Fah-A01 location. Based on structure maps and petrographic evaluation of the ‘120’ sandstones encountered in the Gulf and Shell wells, the ‘120’ structure has an area extent of 1700 acres and an estimated 26.4 MMBO recoverable.

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

Page - 17

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

Chana Stratigraphic Lead: Chana Lead is a stratigraphic trap formed by the onlap and pinchout of Oligocene age ‘140’ reservoir sandstones against the east flank of the Yodya structure. Top seal is from the regional Lower Miocene ‘130’ shales and bottom seal is provided by the lacustrine shales at the top of the ‘141’ sequence seen in existing wells. Sands are interpreted to be transported by currents from the delta front sands found to the north in the Hong Fah areal and deposited to the south as shoreline deposits. Because of the potential winnowing effect from currents, the sands at the Chana Lead may be cleaner, with better sorting, resulting in better quality reservoirs.

Page - 18

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

Page - 19

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

Page - 20

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

Reverse Stock Split

The Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a reverse stock split of up to 150:1 of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). The matters upon which shareholder action was taken pursuant to the May 19, 2004 Written Consent included approval and authorization for the Board of Directors to effect the Reverse Stock Split, which was effected on approximately June 2, 2004. The Reverse Stock Split reduced the Company’s issued and outstanding shares of Common Stock from 55,465,600 shares to 335,619 shares of Common Stock. On the Statement of Stockholders’ Equity for the year ended September 30, 2004, the Reverse Stock Split is presented as being outstanding for all periods.

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

Page - 21

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

Securities Authorized for Issuance under Equity Compensation Plans

Stock for Services Compensation Plan

On August 26, 2004, the Board of Directors unanimously approved and adopted a Stock for Services Compensation Plan (the "Stock Plan"). The purpose of the Stock for Services Compensation Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company as it may be necessary, appropriate and desirable, to offer shares of common stock to officers and services providers, either initially, to secure necessary services, or later, to settle employee salaries, invoices and billings with stock in lieu of cash. It may be necessary, appropriate and desirable, from time to time, to offer shares of common stock to services providers, as incentives to provide services, or as an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Plan, shares of common stock may be issued to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company. The Stock Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company not to presently exceed 11,000,000 shares.

Page - 22

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

Form S-8 - Registration Statements

In September 2003, the Board of Directors approved a non-qualifying stock plan for management and employees only, wherein up to 15 million shares of the Company's common stock was to be reserved for issuance. In October 2003, the Company issued 8,618, 125 common shares under the plan, including 6 million shares in connection with a proposed acquisition, and registered them pursuant to the filing of a Form S-8 with the Securities and Exchange Commission. Because the stock plan was designated for employees only, and all of the shares registered in the S-8 were issued to non employees, the entire issuance was retracted in January 2004.

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

Page - 23

Information Statement

The Board of Directors of the Company (then Make Your Move, Inc.), at a previous meeting, authorized and approved, an asset purchase agreement to acquire all of the capital interest of Texhoma Energy LLC pursuant to asset purchase agreements entered into between the Company and each of the members of Texhoma Energy LLC. Therefore, an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and rule 14(f)-1 thereunder, was prepared and filed with the Securities and Exchange Commission on September 2, 2002.

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

On the closing of the acquisition, the Company issued 20,000,000 shares of the Company’s common stock to members of Texhoma Energy LLC. As a result of the issuance, there are now 45,337,798 shares of the Company’s common stock outstanding, of which approximately 44.1% are owned by the former shareholders of Texhoma Energy LLC.

The board of directors of the Company has also approved the merger of Texhoma Energy Corporation, with the Company being the surviving corporation, by way of parent/subsidiary merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval for this merger was not required under Section 92A.180. Upon completion of the merger, the Company’s name was to be changed to "Texhoma Energy Corporation".

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

Page - 24

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

For Fiscal Year September 30, 2004 Compared with Fiscal Year Ended September 30, 2003

    Increase (I)
Item                        or Decrease (D)            Reason

Revenues form Related Party         D            Reduction in revenues from management services.

General and Administrative          I            Expenses associated with services increased due to settlement of debt by issuances of shares at a beneficial rate.

Page - 25

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

Plan of Operations

Notwithstanding consummation of the acquisition of BSP, as of the date of this Annual Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company’s ability to develop its property and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

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

Page - 26

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

Management Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $ 120,000 to be paid to the Company’s Officer and Directors for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

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

Page - 27

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

Page - 28

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

Notes to the Consolidated Financial Statements

Page - 29

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of Texhoma Energy, Inc.

We have audited the accompanying balance sheet of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) as of September 30, 2004 and the related statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) for the year ended September 30, 2003, were audited by other auditors whose report dated January 6, 2004 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) as of September 30, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 12, 2005Texhoma Energy, Inc.

Page - 30

FINANCIALS  AND NOTES
PREVIOUSLY FILED

NO CHANGES

Page - 31

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

PART III

ITEM 9. Directors, Executive Officers, promoters and control persons; Compliance with 16(a) of the Exchange Act

Identification of Directors and Executive Officers

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name            Age            Position

Brian Alexander               57          President , Director & Chief Executive
Officer

Peter Wilson            37           Director

Dr. Jaap Poll            --          Exploration Advisor

Page - 32

Biographies of Officers and Directors

BRIAN ALEXANDER, President CEO and Director. Mr. Alexander has extensive accounting, finance and systems implementation expertise in the oil and gas industry which he has accumulated over a four decade period in the field. Mr. Alexander has held positions with such firms as Coastal States Gas (US - Joint Operations Accounting), Florida Gas Exploration (US - Chief Accountant, Houston Division, and Project Manager, Integrated Accounting Systems), Huffco Indonesia (Indonesia - Joint Venture Analyst & Project Manager ERP Accounting System), Union Pacific Resources (US & Indonesia - Chief Lease Gas and Gas Plant Accountant & Finance and Administration Manager), Santa Fe Energy Resources (Indonesia - Senior Financial Consultant and Project Manager ERP Accounting Systems) Cue Energy Indonesia (Indonesia - Finance and Administration Management), and Praxair, Inc. (US - Finance and Administration Manager, Semiconductor Materials Division).

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

DR. JAAP POLL, Exploration Advisor. Dr. Jaap Poll is a Geologist with a distinguished 40-year career in petroleum exploration and production management worldwide. He has a PHD in structural geology, a certified professional member of the American Association of Petroleum Geology (AAPG), a Distinguished Member of the Petroleum Exploration Society of Australia (“PESA”) and is an accredited Arbitrator and Mediator. Dr Poll has extensive work experience in Central America, Europe, the Middle East, Africa, Asia and Australia.

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

Page - 33

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

Audit Committee Financial Expert

As of the date of this Annual Report, the Company does not have an audit committee financial expert nor does the Company have an audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

As of the date of this Annual Report, certain of the Executive Officers or Directors of the Company are compensated for their roles as Managing Directors or Executive Officers of the Company. Officers and Directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. None of the Company's Directors or Executive Officers are party to written employment or consulting agreements with the Company. The Company has, however, informal month-to-month verbal agreements with certain Officers or Directorsand they are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Management Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $ 120,000 to be paid to the Company’s Officer and Director for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

Page - 34

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

Page - 35

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Brian Alexander, President and CEO	-	-
3925 Blackjack Oak Lane Plano, Texas, 75074

Common Stock	Peter G. Wilson, Director	-	-
875 Fairmile Road West Vancouver, BC, V7S 1R4

Common Stock	Marc Applebaum, former President, CEO and Director	-	-

Common Stock	The Rolling Group, aka Henry Rolling, former President, CEO and Director	-	-
321 Broadway Blvd. Reno, Nevada, 89502

Common Stock	Luther Mack, former Director	-	-

Common Stock	Edward McCaffery, former Director	-	-
227 Vine Street Reno, Nevada, 89503

Common Stock	John Metzer, former Director	-	-

Common Stock	Capersia Pte. Ltd.	56,000,000	55.55%
#06-02 47 Hill Street, Chinese Chamber of Commerce and Industry Building, Singapore, 179365

Common Stock	All officers and directors as a group (2 persons)	-	-

Page - 36

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

Management Contract

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $120,000 to be paid to the Company’s Officer and Directors for consulting financial, managerial and technical services to the Company. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

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

Page - 37

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

Page - 38

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

Page - 39

EXHIBIT 31

Page - 40

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Texhoma Energy, Inc. ;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
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

Page - 41

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this annual report on Form 10-KSB of Texhoma Energy, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
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

Page - 42

EXHIBIT 32

Page - 43

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

Page - 44