Form 10QSB
period 2004-12-31
TEXHOMA ENERGY INC
filed 2005-02-15
CIK 1127572

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission file number 0-31987

(Formerly Make Your Move, Inc.)

NEVADA 33:-0925319

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class        Outstanding as of December 31, 2004

Common Stock, $0.001 par value                                            100,812,252

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

Page - 1

Table of Contents

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Item 2. Management’s discussion and analysis or plan of operation
 General
Current Business Operations
Results of Operations
Liquidity and Capital Resources
Service Agreements
Material Operating Liabilities
Off-Balance Sheet Arrangements
 ITEM 3. Controls and Procedures

 PART II. OTHER INFORMATION

 ITEM 1. Legal proceedings

ITEM 2. Changes in Securities and Use of Proceeds
 Description of Securities
Securities Authorized for Issuance under Equity Compensation Plans
Information Statement
Forward Stock Split
Debt Settlement
Securities Ownership of Certain Beneficial Owners and Management

 ITEM 3. Defaults upon Senior Securities

ITEM 4. Submission of Matters to Vote of Securities Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Other Information on Form 8-K
 SIGNATURES
EXHIBIT 31
EXHIBIT 32

Page - 2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements [Unaudited]
December 31, 2004

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. Texhoma Energy Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Texhoma Energy Inc. (“Texhoma” or the “Company”) files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-QSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

Page - 3

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Balance Sheet
For the periods ended

	December 31, 2004 (unaudited)	September 30, 2004 (audited)

ASSETS

Current
Cash	$-	$-
Prepaid expenses and other current assets	-	-

Total current assets	-	-

Investment in oil and gas property	1,539,722	-

Total assets	$1,539,722	$-

LIABILITIES

Current
Accounts payable and accrued expenses	$7,253	$41,361
Accrued compensation	117,319	131,000
Due to shareholder	100,000	-
Convertible Loan	50,000	-

Total current liabilities	274,572	172,361

Total Liabilities	274,572	172,361

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value;
1,000,000 shares authorized;
no shares issued
Common stock, $0.001 par value;
200,000,000 shares authorized;
100,812,252 and 30,875,996 shares issued and outstanding	100,812	7,719
Paid in Capital	6,724,141	4,362,433
Subscription received	-	-
Accumulated deficit during development stage	(5,559,802)	(4,542,513)

Total Stockholders' Equity	1,265,152	(172,361)

Total Liabilities and Stockholders' Equity	$1,539,722	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Operations

	For the quarter ended December 31,		Cumulative, Inception, September 28, 1998,
	2004	2003	to December 31, 2004

Revenues
From Related Party	$-	$6,250	$31,250
-			-
-		6,250	31,250

Expenses
Professional fees	3,893	-	3,893
Management fees	18,000	-	18,000
Services	995,397	-	995,397
Interest	-	-	-
General and Administrative	-	289,719	4,483,920
Research and development	-	-	89,843
	1,017,289	289,719	5,591,052

Net profit (loss)	(1,017,289)	(283,469)	(5,559,802)

Deficit, beginning	(4,542,513)	(751,671)	-
Deficit, ending	(5,559,802)	(1,035,140)	(5,559,802)

Net profit (loss) per share:
Basic and Diluted	$(0.01)	$(0.47)

Weighted Average Shares Outstanding	79,510,676	607,923

The accompanying notes are an integral part of these financial statements.

Page - 5

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit]
For the period from September 28, 1998 [Date of Inception] to December 31, 2004

						Paid-In Capital			Accumulated Deficit	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	during Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit

Balance, at inception	-	$-			$-		$-	$-	$-	$-
Net (loss) for the year
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.005 per share, October 5, 1998	266,667	267			49,733					50,000
Net (loss) for the year									(50,485)	(50,485)
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-	-	(50,485)	(485)

Net (loss) for the year									(485)	(485)
Balance, September 30, 2000	266,667	267			49,733		-	-	(50,970)	(970)

Shares issued at $.15 per share, June 30, 2001:
For compensation	2,667	3			14,997					15,000
For acquisition	53,333	53			299,947			(300,000)		-
Contributed capital							193,328			193,328
Net (loss) for the year									(218,587)	(218,587)
Balance, September 30, 2001	322,667	323			364,677		193,328	(300,000)	(269,557)	(11,230)

Shares issued at $.15 per share for consulting services:
January 7, 2002	160	1			899					900
June 15, 2002	46,176	46			259,694					259,740
July 7, 2002	1,200	1			6,749					6,750
Cancelation of outstanding shares, November 2001	(53,333)	(53)			(299,947)			300,000		-
Contributed capital							232,418			232,418
Net (loss) for the year									(482,114)	(482,114)
Balance, September 30, 2002	316,869	318			332,072		425,746	0	(751,671)	6,464

Shares issued for consulting services
at $.50 per share, November 19, 2002	13,333	13			249,987					250,000
at $.15 per share, January 1, 2003	3,333	3			18,747					18,750
at $.025 per share, July 1, 2003	20,320	20			19,030					19,050
at $.23 per share, September 22, 2003	5,067	5			43,695					43,700
at $.025 per share, September 22, 2003	13,333	13			12,487					12,500
Contributed capital							194,258			194,258
Net (loss) for the year									(567,865)	(567,865)
Balance, September 30, 2003	372,256	373			676,016		620,004	-	(1,319,536)	(23,141)

The accompanying notes are an integral part of these financial statements.

Page - 6

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit] (Continued)
For the period from September 28, 1998 [Date of Inception] to December 31, 2004

						Paid-In			Accumulated Deficit	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Capital Preferred	Contributed	Subscriptions	during Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit]

Balance Forward, September 30, 2003	372,256	373			676,016		620,004	-	(1,319,536)	(23,141)
Shares issued for consulting services:
at $.20 per share, October 10, 2003	336,267	336			2,521,664			(2,380,000)		142,000
at $.02 per share, October 10, 2003	52,960	53			39,667					39,720
at $.04 per share, October 10, 2003	3,333	3			4,997					5,000
at $.07 per share, October 15, 2003	5,333	5			13,995					14,000
at $.05 per share, November 26, 2003	4,000	4			7,496					7,500
at $.05 per share, December 5, 2003	4,000	4			7,496					7,500
at $.07 per share, December 15, 2003	6,667	7			17,493					17,500
Reclassification of contributed capital to
accounts payable shareholder, net							(217,614)			(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)			(2,058,725)			2,059,000		0
Write off of receivable from shareholder								321,000		321,000
Shares issued for services:
at $.04 per share, January 29, 2004	5,333	5			7,995					8,000
at $.03 per share, January 29, 2004	1,600	1			1,799					1,800
at $.12 per share, January 29, 2004	22,667	23			101,977					102,000
at $.02 per share, February 29, 2004	112,533	113			84,287					84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004			1,000,000	1,000	19,000	180,000				1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467					(1,000,000)
Restricted shares issued for services, at $0.01 per share, May 17, 2004	35,200	35			26,365					26,400
Restricted shares issued for services, at $0.01 per share, May 17, 2004	118,991	119			89,124					89,243
Restricted shares issued for services, at $0.01 per share, May 17, 2004	53,067	53			39,747					39,800
Restricted shares issued for services, at $0.01 per share, May 17, 2004	86,076	86			64,471					64,557
Shares issued for rounding	(136,608)	(137)			137					-
Shares issued for rounding	9,713	10			(10)					-
Shares issued for services, September 9, 2004	10,028,572	10,029			742,114					752,143
Shares issued for services, at $0.30 per share, September 20, 2004	10,028,572	10,029			742,114					752,143
Shares issued for services, at 0.30 per share, September 29, 2004	10,000,000	10,000			740,000					750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)			(132,801)					(133,334)
Net (loss) for the year									(3,222,977)	(3,222,977)

Balance, September 30, 2004	30,875,996	$30,876	-	$-	$3,756,886	$180,000	$402,390	$-	$(4,542,513)	$(172,359)

The accompanying notes are an integral part of these financial statements.

Page - 7

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit] (Continued)
For the period from September 28, 1998 [Date of Inception] to December 31, 2004

									Accumulated	Total
						Paid-In			Deficit	Stockholders'
	Common Stock		Preferred Stock		Paid-In	Capital Preferred	Contributed	Subscriptions	during Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit ]

Balance Forward, September 30, 2004	30,875,996	$30,876	-	$-	$3,756,886	$180,000	$402,390	$-	$(4,542,513)	$(172,359)
-
Shares issued for services, October 5, 2004	6,336,256	6,336			477,912					484,248
Shares issued for services, October 5, 2004	7,600,000	7,600			573,230					580,830
Net (loss) for the period									(1,017,289)	(1,017,289)

Balance, December 31, 2004	100,812,252	$100,812	-	-	6,141,751	180,000	402,390	-	(5,559,802)	1,265,152

The accompanying notes are an integral part of these financial statements.

Page - 8

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Cash Flows

	For the quarter ended December 31,		Cumulative, Inception, September 28, 1998,
	2004	2003	to December 31, 2004

Cash Flows from (used in)
Operating Activities
Net profit (loss) for the period	$(1,017,289)	$(283,469)	$(5,559,802)
Adjustments to reconcile net loss to net cash used in operating activities:
- common stock issued for services	1,065,078	223,220	4,504,461
- common stock issued for property			-
- stock based compensation	-	-	888,042
Changes in assets and liabilities:			-
- accrued management fees	-	(6,250)	-
- accrued compensation	(13,681)	43,749	117,319
- accounts payable	15,892	6,772	107,253
- other	-	-	3,683

Cash Flows - Operating Activities	50,000	(15,978)	60,956

Cash flows from (used in)
Investing Activities
Oil and gas property		-	-
Other assets	-	(26,192)	(10,956)

Cash Flows - Investing Activities	-	(26,192)	(10,956)

Cash flows from (used in)
Financing Activities
Shareholder advances		42,770	-
Due to shareholder	(100,000)
Loan	50,000
Proceeds from issuance of common stock	-	-	50,000

Cash Flows - Financing Activities	(50,000)	42,770	50,000

Net Increase (Decrease) in Cash	-	600	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$-	$600	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Common stock cancelled in a stock exchange for lack of consideration to be received	-	-	$(300,000)

Common stock issued for oil and gas property	$1,539,723	-	$1,539,723

The accompanying notes are an integral part of these financial statements.

Page - 9

Notes to the Financial Statements

1.  The Company

Texhoma Energy, Inc. (“Texhoma” or the “Company”), formerly Make Your Move, Inc., was incorporated in the State of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc.. During the three month period ended December 31, 2004, the Company acquired a 40% shareholding in the capital of Black Swan Petroleum Pty. Ltd. (“BSP”) BSP holds a 100% interest in Block B7/38, a Petroleum Concession (the “Petroleum Concession”) located in the Chumphon Basin, Gulf of Thailand, adjacent to the Eastern Thai coastline, in water depths averaging 20 meters. This acquisition resulted in a change in control of the Company. The Company currently trades on the OTC Bulletin Board under the symbol "TXHE".

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Statement No. 7, Accounting and Reporting for Development Stage Companies. To date, the Company has generated no revenues and has devoted its efforts primarily to developing its business and raising working capital through equity financing or short-term borrowings.

2. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $5,559,800, and has a stockholders’ deficit of approximately $1,265,200 at December 31, 2004. There is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company expects to continue to incur substantial losses to develop its property, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page - 10

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

Cash and cash equivalents are defined as cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less. As of December 31, 2004, the Company had no cash equivalents.

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

Page - 11

4. Convertible Loan

On December 7th, 2004, the Company borrowed $50,000 from a non-related party. The loan is evidenced by a convertible promissory note. The amount of the loan is subject to interest at a rate of 5% per annum on the said principal sum, calculated from 6 months after the advancement of the fund. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest, is due on December 7, 2005. The loan can be repaid in its entirety prior to the term, without penalty. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into shares of common stock of the Company at a conversion price of $0.30 per shares.

5. Share Capital

Forward Stock Split

On October 14, 2004, the Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a forward stock split of up to 1:4 of the Company’s issued and outstanding shares of Common Stock. The forward stock split, which was effected on approximately November 9, 2004, increased the Company’s issued and outstanding shares of Common Stock from 25,203,063 shares to 100,812,252 shares of Common Stock.

The financial statements for the three-month period ended December 31, 2004 have been retroactively restated to reflect this change.

Common Stock

On October 5, 2005, the Company issued 6,336,256 shares in settlement of approximately $31,700 in debt with a former Director of the Company. Charges of approximately $446,200 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

On October 5, 2005, the Company issued 7,600,00 shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

On November 4, 2004, the Company issued 56,000,000 restricted shares of common stock for the acquisition of a 40% shareholding interest in the capital of Black Swan Petroleum Pty. Ltd. The acquisition was accounted for using the equity method, and is presented as an investment in an oil and gas property on the balance sheet.

Page - 12

Stock for Services Compensation Plan

In accordance with the Company’s Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Shares of Common Stock under the Stock for Services Compensation Plan in the amount of up to 293,333 shares at various exercise prices. In accordance, the Board of Directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to acquire up to an aggregate of 293,333 shares of the Company’s Common Stock.

As at December 31, 2004, the Company had issued 293,333 shares of common stock under the Plan.

5. Related Party Transactions

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

During the three month period ended December 31 2004, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.
During the three month period ended December 31, 2004, the Company incurred $8,000 in consulting fees to a director of the Company. At December 31, 2004, $8,000 was outstanding to this director.

During the three month period ended December 31, 2004, the Company incurred $10,000 in consulting and management fees to a director of the Company. At December 31, 2004, $10,000 was outstanding to this director.

6. Subsequent events

On January 21, 2005, Mr. Frank Jacobs was appointed to the Board of Director to succeed Mr. Peter Wilson.

Page - 13

Item 2. Management’s discussion and analysis or plan of operation

“The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.”

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

General

Texhoma Energy Inc. (the “Company”, or “Texhoma”), formerly Make Your Move, Inc., a Nevada corporation, currently trades on the OTCBB (trading symbol: TXHE). The Company is in the international oil and gas business.

On November 5, 2004, the Company entered into a Shares Sale and Purchase Agreement with Capersia Pte Ltd., a Singapore company, to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Pty Ltd. (“BSP”). BSP owns the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the “Concession”).

The Concession is under favorable contract terms (Thai III Fiscal Regime) that allow for Three Obligation Periods of three-years each (the Second and Third Obligation Periods are optional), and a twenty-year production period. Currently, the Concession is in the final year of the 2nd Obligation Period. Following a mandatory relinquishment at the end of the 5th year, the concession now has an area of 2,837 km² (701,038 acres).

Current Business Operations

The work program for the First Obligation Period included reprocessing seismic data (completed), acquiring a 300 km² 3D-seismic program (completed) and drilling one well (outstanding). The Thai Government has agreed to postpone the drilling of this commitment well from the 3rd year of the First Obligation Period to the 3rd year of the Second Obligation Period (ending March 2, 2005). The work program for the Second Obligation Period includes the drilling of the postponed commitment well (US$4,500,000), geological studies (US$100,000), reprocessing seismic data (US$300,000), and the drilling of one well in the 3rd year (US$2,700,000). Basic terms of the Thai III Fiscal Regime are 50% Corporation Tax and a sliding scale of Royalties from 5%-15%.

Prior to Santa Fe Energy taking up the Concession in 1999, three wells were drilled: the Shell Hong Fah-A01 well and the Gulf Oil Company ThaiGOC 9/466-1x encountered potentially significant hydrocarbon shows. Two wells, elsewhere in the basin, were oil discoveries producing at rates of up to 10,000 BOPD; they had a cumulative production of 4.8 MMBO before being shut-in due to water conning. Another two wells encountered significant oil and gas shows.

As of the date of this Report, the services of the “Trident-16” jackup drilling rig owned by Transocean have been secured, and drilling is scheduled to commence on or about March 1, 2005.

The Hong Fah-prospect will take approximately 16 days to drill and targets an estimated oil accumulation of 60 million barrels. This well is a follow up drilling location to the Shell Hong Fah-A01 well drilled in 1991 which had significant oil shows and 100 meters of gross pay. It is also within 10 miles of the proven oil accumulation Nang Nuan that was successfully produced by Shell. The Hong Fah-well is an appraisal of an existing discovery.

Page - 14

Following the drilling and possible testing of Hong Fah, the rig will be moved to the Khun Thong location some 10 miles to the north. The three horizons targeted by Khun Thong have a similar oil-target size as Hong Fah.

Both drilling locations are based on recently acquired 3D-seimic information which significantly reduces the drilling risk. The Company is excited about the prospect of testing the hydrocarbon potential of the concession after an investment of over $5 million and some seven years of work by BSP and its predecessor Devon Energy Corporation.

In addition to the upcoming wells, other prospects of world-class size have been identified. These prospects are targeted for testing towards the end of the year.

Strategic Alliances

The Company has developed key strategic alliances with two oil and gas exploration companies to support the exploration and development of the Concession. Following the execution of a share Sale & Purchase Agreement between the Company and Capersia Pte. Ltd, dated November 5, 2004, the Company became a 40% shareholding in the capital of BSP. Pursuant to separate Share Sale & Purchase Agreement between International PetroReal Oil Corporation (“PetroReal”) and Dormley Pty. Ltd, dated December 20, 2004 (as amended), PetroReal also acquired a 40% shareholding in the capital of BSP. The remaining 20% interest in the capital of BSP was acquired by Maxim Resources Inc. (“Maxim”) from Capersia Pte Ltd in January 2005.

Material Agreements

The operating of the Block B7/38 is governed by a shareholder agreement by and between BSP’s now three shareholders, Texhoma, PetroReal and Maxim.

Results of Operations

Effective November 5, 2004, the Company acquired 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Ltd.

As of the date of this Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that its interest in the Concession will increase the Company’s marketability exponentially.

Page - 15

For the Three-Month Period ended December 31, 2004 Compared to the Three-Month Period ended December 31, 2003

Item	Increase (I) or Decrease (D)	Reason
Revenues from Related Party	D	The Company’s business operations no longer include management services.
Professional fees	I	Expenses during the comparative 2003 period were all classified as General and Administrative.
Management fees	I	Expenses during the comparative 2003 period were all classified as General and Administrative.
Services	I	Expenses associated with services increased due to settlement of debt by issuances of shares at a beneficial rate.
General and Administrative	D	Expenses during the comparative 2003 period were all classified as General and Administrative.

Liquidity and Capital Resources

Since inception, the Company has incurred cumulative net losses of approximately $5,559,800 and has a stockholders’ equity of approximately $1,265,200 as at December 31, 2004. The Company expects to continue to incur substantial losses to explore the Concession, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Page - 16

For the Three-Month Period Ended December 31, 2004

During the three-month period ended December 31, 2004, the Company’s operations only used $50,000 in cash. Debt was settled by the issuance of shares.

Plan of Operations

Notwithstanding consummation of the acquisition of BSP, as of the date of this Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company’s ability to develop its property and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

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

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $3,000,000 of financing designed to fund various commitments and business operations. As of the date of this Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Service Agreements

In connection with the management of the Company, the Company may incur liability or borrow funds pursuant to various contractual arrangements representing the following material commitments.

Page - 17

Management Consulting Agreement

A significant and estimated service agreement for the Company for fiscal year 2005 is the aggregate amount of $ 336,000 to be paid to the Company’s Officer, Directors and consultants for financial, managerial and technical services to the Company.

Material Operating Liabilities
Convertible Loan

A significant and estimated material liability for the Company for fiscal year ended 2005 is the aggregate amount of $50,000 in principal due to a non-related party. The loan is evidenced by a convertible promissory note. The amount of the loan is subject to interest at a rate of 5% per annum on the said principal sum, calculated from 6 months after the advancement of the fund. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest, is due on December 7, 2005. The loan can be repaid in its entirety prior to the term, without penalty. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into shares of common stock of the Company at a conversion price of $0.30 per shares.

Loan and Advances from a former Related Party

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

During the three-month period ended December 31 2004, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.

Off-Balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including Mr. Brian Alexander, the Company’s President and Chief Executive of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at December 31, 2004. Based on that evaluation, Mr. Alexander concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page - 18

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

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

ITEM 2. Changes in Securities and Use of Proceeds

Description of Securities

The Company is authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 100,812,252 shares issued and outstanding on December 31, 2004. There are no preferred shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Stock for Services Compensation Plan

In accordance with the Company’s Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Shares of Common Stock under the Stock for Services Compensation Plan in the amount of up to 293,333 shares at various exercise prices. In accordance, the Board of Directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to acquire up to an aggregate of 293,333 shares of the Company’s Common Stock.

Page - 19

The Stock Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be issued stock under the Stock Plan; (ii) the number of shares subject to each issuance. The Stock Plan provides authorization to the Board of Directors to grant Stock shares of common stock of the Company, not to presently exceed 293,333 shares of Common Stock as at the date of adoption by the Board of Directors of the Stock Plan. At the time a Stock is issued under the Stock Plan, the Board of Directors shall fix and determine the deemed value at which shares of common stock of the Company is issued; provided, however, that any such price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

As at December 31, 2004, the Company had issued 293,333 shares of common stock under the Plan.

Information Statement

The Board of Directors of the Company (then Make Your Move, Inc.), at a previous meeting, authorized and approved, an asset purchase agreement to acquire all of the capital interest of Texhoma Energy LLC pursuant to asset purchase agreements entered into between the Company and each of the members of Texhoma Energy LLC. Therefore, an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and rule 14(f)-1 thereunder, was prepared and filed with the Securities and Exchange Commission on September 2, 2004. The Information Statement was mailed to the Company’s shareholders, not less than ten days prior to the change in a majority of the Company's directors otherwise than at a meeting of the Company's shareholders. The Company closed the acquisition on August 30, 2004, and issued 20,000,000 shares of the Company’s common stock to members of Texhoma Energy LLC. As a result of the acquisition, there was a change of control of the Company. No action was required by the shareholders of the Company in connection with the election or appointment of the Designee to the Board.

The Board of Directors of the Company had also approved the merger of Texhoma Energy Corporation, with the Company being the surviving corporation, by way of parent/subsidiary merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Shareholder approval for this merger was not required under Section 92A.180. Upon completion of the merger, the Company’s name was to be changed to "Texhoma Energy Corporation".

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

Page - 20

Acquisition of Black Swan Petroleum

Pursuant to a Shares Sale and Purchase Agreement with Capersia Pte. Ltd effective November 5, 2004, the Company acquired a 40% interest of Black Swan Petroleum Pty. Ltd. for the issuance of 56,000,000 post forward split shares, and $150,000. This transaction constitutes a change in control of the Company.

Forward Stock Split

On October 14, 2004, the Board of Directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a forward stock split of up to 1:4 of the Company’s issued and outstanding shares of Common Stock (the “Forward Stock Split”). The matters upon which shareholder action was taken pursuant to the October 14, 2004, Written Consent included approval and authorization for the Board of Directors to effect the Forward Stock Split, which was effected on approximately November 9, 2004. The Forward Stock Split increased the Company’s issued and outstanding shares of Common Stock from 25,203,063 shares to 100,812,252 shares of Common Stock.

Debt Settlement

On October 5, 2005, the Company issued 6,336,256 shares in settlement of approximately $31,700 in debt with a former Director of the Company. Charges of approximately $446,200 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

On October 5, 2005, the Company issued 7,600,00 shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

Securities Ownership of Certain Beneficial Owners and Management

As of the date of this Report, there are 100,812,252 shares of Common Stock issued and outstanding. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Page - 21

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Brian Alexander, President and CEO	-	-
3925 Blackjack Oak Lane Plano, Texas, 75074

Common Stock	Frank Jacobs, Chairman	-	-
2404 - 1500 Howe Street Vancouver, BC, V6Z 2N1

Common Stock	Peter G. Wilson, former Director	-	-
875 Fairmile Road West Vancouver, BC, V7S 1R4

Common Stock	Capersia Pte. Ltd.	56,000,000	55.55%
#06-02 47 Hill Street, Chinese Chamber of Commerce and Industry Building, Singapore, 179365

Common Stock	All officers and directors as a group (2 persons)	-	-

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 3. Defaults upon Senior Securities

No report required.

ITEM 4. Submission of Matters to Vote of Securities Holders

No report required.

ITEM 5. Other Information

No report required.

Page - 22

ITEM 6. Exhibits and Other Information on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

(i)
Report on Form 8-K filed on November 12, 2004; Item 1.02. Termination of a Material Definitive Agreement; Item 2.01 Completion of Acquisition or Disposition of Assets; Item 5.02. Departure of Directors or Principal Officers and Appointment of Principal Officers; Item 8.01. Other Event.

(ii)
Report on Form 8-K filed on January 25, 2005; Item 2.01 Completion of Acquisition or Disposition of Assets; Item 5.01. Change of control of Registrant; Item 5.02. Departure of Directors or Principal Officers and Appointment of Principal Officers; Item 9.01. Financial Statements and Exhibits.

(iii)	Report on Form 8-K filed on February 2, 2005; Item 2.02. Results of Operations and Financial Condition; Item 9.01. Financial Statements and Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texhoma Energy, Inc.

Dated: February 15, 2005              By: /s/ Brian Alexander
    Brian Alexander, President

Dated: February 15, 2005  By: /s/ Frank Jacobs
Frank Jacobs, Chairman

Page - 23

EXHIBIT 31

Page - 24

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this report on Form 10-QSB of Texhoma Energy, Inc.;
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

Dated: February 15, 2005     By: /s/ Brian Alexander
                Brian Alexander, President and CEO

Page - 25

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Brian Alexander, certify that:
1.	I have reviewed this report on Form 10-QSB of Texhoma Energy, Inc.;
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

Dated: February 15, 2005      By: /s/ Brian Alexander
                Acting Chief Financial Officer

Page - 26

EXHIBIT 32

Page - 27

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Texhoma Energy, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Brian Alexander, President, Chief Executive Officer and Acting Chief Financial Officer of the Company certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 15, 2005     By: /s/ Brian Alexander
                Brian Alexander, President and CEO and Acting Chief Financial Officer

Page - 28