Form 10QSB
period 2005-03-31
TEXHOMA ENERGY INC
filed 2005-05-20
CIK 1127572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes x No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class Outstanding as of December 31, 2004

Common Stock, $0.001 par value 100,812,252

Transitional Small Business Disclosure Format (check one)

Yes o No x

Page - 1

Table of Contents

Balance Sheet
Statements of Operations
Statements of Stockholders’ Equity [Deficit]
Statements of Stockholders’ Equity [Deficit] (Continued)
Statements of Stockholders’ Equity [Deficit] (Continued)
Statements of Cash Flows
Notes to the Financial Statements

Page - 2

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Interim Balance Sheet
(Unaudited)

	As at March	As at September
	31, 2005	30, 2004
	(unaudited)	(unaudited)

ASSETS

Current
Cash	$10,353	$-

Total current assets	10,353	-

Investments in oil and gas property	4,692,831	-

Total assets	$4,703,184	$-

LIABILITIES

Current
Accounts payable and accrued expenses	$1,471,722	$41,361
Accrued compensation	129,319	131,000
Due to shareholder (Note 5)	100,000	-
Convertible Loan (Note 3)	50,000	-
Loans payable (Note 4)	1,545,125	-

Total current Liabilities	3,296,166	172,361

Total Liabilities	3,296,166	172,361

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value:
1,000,000 shares authorized; no shares issued
Common Stock, $0.001 par value:
200,000,000 share authorized; 102,812,252 and
30,875,996 shares issued and outstanding respectively	102,812	30,876
Paid in Capital (Note 6)	6,922,141	4,339,276
Accumulated deficit during development stage	(5,617,935)	(4,542,513)

Total Stockholders' Equity	1,407,018	(172,361)

Total Liabilities and Stockholders' Equity	$4,703,184	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Interim Statements of Operations

	For the quarter ended March 31		For the six months ended March 31		Cumulative, Inception, September 28, 1998
	2005	2004	2005	2004	to March 31, 2005

Revenues
From Related Party	$-	$6,250	$-	$12,500	$31,250

-		6,250	-	12,500	31,250

Expenses
Professional fees	-	-	3,893	-	3,893
Management fees	18,000	-	36,000	-	36,000
Services	10,465	-	1,005,861	-	1,005,861
General and Administrative	29,668	348,234	29,668	637,953	4,513,588
Write off of deposits and share recievable	-	346,000	-	346,000	-
Research and development	-	-	-	-	89,843

	58,133	694,234	1,075,422	983,953	5,649,185

Net Profit (loss)	(58,133)	(687,984)	(1,075,422)	(971,453)	(5,617,935)

Deficit, beginning	(5,559,802)	(1,603,005)	(4,542,513)	(1,319,536)	-
Deficit, ending	$(5,617,935)	$(2,290,989)	$(5,617,935)	$(2,290,989)	$(5,617,935)

Net Profit (loss) per share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted Average Shares Outstanding	101,345,585	21,988,933	85,755,952	19,601,433

The accompanying notes are an integral part of these financial statements.

Page - 4

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit]
For the period from September 28, 1998 [Date of Inception] to March 31, 2005

						Paid-In
						Capital
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed
Shares		Amount	Shares	Amount	Capital	Stock	Capital

Balance, at inception	-	$-			$-		$-
Net (loss) for the year
Balance, September 30, 1998	-	-	-	-	-	-	-

Issuance of stock at $.005 per share, October 5, 1998	266,667	267			49,733
Net (loss) for the year
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-

Net (loss) for the year
Balance, September 30, 2000	266,667	267			49,733		-

Shares issued at $.15 per share, June 30, 2001:
For compensation	2,667	3			14,997
For acquisition	53,333	53			299,947
Contributed capital							193,328
Net (loss) for the year
Balance, September 30, 2001	322,667	323			364,677		193,328

Shares issued at $.15 per share for consulting services:
January 7, 2002	160	1			899
June 15, 2002	46,176	46			259,694
July 7, 2002	1,200	1			6,749
Cancelation of outstanding shares, November 2001	(53,333)	(53)			(299,947)
Contributed capital							232,418
Net (loss) for the year
Balance, September 30, 2002	316,869	318			332,072		425,746

Shares issued for consulting services
at $.50 per share, November 19, 2002	13,333	13			249,987
at $.15 per share, January 1, 2003	3,333	3			18,747
at $.025 per share, July 1, 2003	20,320	20			19,030
at $.23 per share, September 22, 2003	5,067	5			43,695
at $.025 per share, September 22, 2003	13,333	13			12,487
Contributed capital							194,258
Net (loss) for the year
Balance, September 30, 2003	372,256	373			676,016		620,004

Balance Forward, September 30, 2003	372,256	373			676,016		620,004
Shares issued for consulting services:
at $.20 per share, October 10, 2003	336,267	336			2,521,664
at $.02 per share, October 10, 2003	52,960	53			39,667
at $.04 per share, October 10, 2003	3,333	3			4,997
at $.07 per share, October 15, 2003	5,333	5			13,995
at $.05 per share, November 26, 2003	4,000	4			7,496
at $.05 per share, December 5, 2003	4,000	4			7,496
at $.07 per share, December 15, 2003	6,667	7			17,493
Reclassification of contributed capital to
accounts payable shareholder, net							(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)			(2,058,725)
Write off of receivable from shareholder
Shares issued for services:
at $.04 per share, January 29, 2004	5,333	5			7,995
at $.03 per share, January 29, 2004	1,600	1			1,799
at $.12 per share, January 29, 2004	22,667	23			101,977
at $.02 per share, February 29, 2004	112,533	113			84,287
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004			1,000,000	1,000	19,000	180,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467
Restricted shares issued for services, at $0.01 per share, May 17, 2004	35,200	35			26,365
Restricted shares issued for services, at $0.01 per share, May 17, 2004	118,991	119			89,124
Restricted shares issued for services, at $0.01 per share, May 17, 2004	53,067	53			39,747
Restricted shares issued for services, at $0.01 per share, May 17, 2004	86,076	86			64,471
Shares issued for rounding	(136,608)	(137)			137
Shares issued for rounding	9,713	10			(10)
Shares issued for services, September 9, 2004	10,028,572	10,029			742,114
Shares issued for services, at $0.30 per share, September 20, 2004	10,028,572	10,029			742,114
Shares issued for services, at 0.30 per share, September 29, 2004	10,000,000	10,000			740,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)			(132,801)
Net (loss) for the year

Balance, September 30, 2004	30,875,996	$30,876	-	$-	$3,756,886	$180,000	$402,390

to March 31, 2005

Balance Forward, September 30, 2004	30,875,996	$30,876	-	$-	$3,756,886	$180,000	$402,390

Shares issued for services, October 5, 2004	6,336,256	6,336			477,912
Shares issued for services, October 5, 2004	7,600,000	7,600			573,230
Shares issued for acquisition, November 4, 2004	56,000,000	56,000			1,333,723
Shares issued for financing, March 8, 2005	2,000,000	2,000			198,000
Net (loss) for the period

Balance, March 31, 2005	102,812,252	$102,812	-	-	6,339,751	180,000	402,390

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

Page - 8

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Cash Flows

For the six months ended March 31,			Cumulative, Inception, September 28, 1998, to March 31, 2005
	2005	2004
Cash Flows from (used in)
Operating Activities
Net profit (loss) for the period	$(1,075,422)	$(971,453)	$(5,617,935)
Adjustments to reconcile net loss to net cash used in operating activities:
- common stock issued for services	1,065,078	740,420	4,504,461
- common option issued for services		100,000	-
- stock based compensation	-	-	888,042
Changes in assets and liabilities:			-
- accrued management fees	-	31,250	-
- accrued compensation	(1,681)	43,749	129,319
- accounts payable	22,253	15,772	113,614
- other	-	-	3,683
Cash Flows - Operating Activities	10,228	(40,262)	21,184
Cash flows from (used in)
Investing Activities
Oil and gas property	(1,695,000)	-	(1,695,000)
Other assets	-	1,426	(10,956)
Cash Flows - Investing Activities	(1,695,000)	1,426	(1,705,956)
Cash flows from (used in)
Financing Activities
Shareholder advances		38,837
Due to shareholder	(100,000)		(100,000)
Loans payable	1,595,125		1,545,125
Proceeds from issuance of common stock	200,000	-	250,000
Cash Flows - Financing Activities	1,695,125	38,837	1,695,125

Net Increase (Decrease) in Cash	10,353	-	-
Cash, Beginning of Period	-	-	-
Cash, End of Period	$10,353	$-	$10,353

SUPPLEMENTAL NON-CASH DISCLOSURES
Common stock cancelled in a stock exchange for lack of consideration to be received	-	-	$(300,000)

Common stock issued for oil and gas property	$1,539,723	-	$1,539,723

The Company accrued a cash call owing in connection with the oil and gas investment	$1,458,109	-	$1,458,109

The accompanying notes are an integral part of these financial statements.

Page - 9

Notes to the Financial Statements

1.  The Company

Texhoma Energy, Inc. (“Texhoma” or the “Company”), formerly Make Your Move, Inc., was incorporated in the State of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc. During the six month period ended March 31, 2005, the Company acquired a 40% shareholding in the capital of Black Swan Petroleum Pty. Ltd. (“BSP”) BSP holds, through a wholly owned subsidiary (Black Swan Petroleum (Thailand) Ltd.), a 100% interest in Block B7/38, a Petroleum Concession (the “Petroleum Concession”) located in the Chumphon Basin, Gulf of Thailand, adjacent to the Eastern Thai coastline. This acquisition resulted in a change in control of the Company. The Company currently trades on the OTC Bulletin Board under the symbol "TXHE".

With the change of control, investment direction is now focused on the exploration for, and exploitation of, hydrocarbon resources (oil and gas). In the first quarter of 2005 the Company participated in the drilling of the “Hong Fah” prospect in Thailand. The exploration well was unfortunately “dry” but the joint venture has applied to the Government of Thailand, represented by the Department of Mineral Fuels (DMF) for a further three-year exploration period.

Other oil and gas projects are being evaluated and professional staff and directors are being appointed. It is the Company’s objective to establish a cashflow from oil and gas production and apply the surplus funds to oil and gas exploration.

Your new Executive Chairman is Frank A. Jacobs, a senior oil and gas professional, currently based in Vancouver BC, Canada. Offices have been established in Vancouver and Houston. The Company would like to refer to its website (www.texhomaenergy.com) for up-to-date information on the Company.

The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Statement No. 7, Accounting and Reporting for Development Stage Companies. To date, the Company has generated no revenues and has devoted its efforts primarily to developing its business and raising working capital through equity financing or short-term borrowings.

2. Going Concern

Since inception, the Company has incurred cumulative net losses of approximately $5,617,935 and has a stockholders’ equity of approximately $1,407,000 at March 31, 2005. There is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company expects to continue to incur substantial losses to develop its property, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Convertible Loan

On December 7th, 2004, the Company borrowed $50,000 from a non-related party. The loan is evidenced by a convertible promissory note. The amount of the loan is subject to interest at a rate of 5% per annum on the said principal sum, calculated from 6 months after the advancement of the fund. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest, is due on December 7, 2005. The loan can be repaid in its entirety prior to the term, without penalty. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into shares of common stock of the Company at a conversion price of $0.30 per share.

4. Loan Payable

During the period, the Company received $1,545,125 to fund the drilling in the Petroleum Concession in Thailand.

5. Amount Due to Shareholder

On November 4, 2004 the Company entered into a Sales & Purchase Agreement with Capersia Pte Ltd to acquire a 40% interest in BSP. The consideration for the acquisition was the issuance of 14 million restricted common stock (56 million after the forward split) to Capersia and payment of $150,000. $50,000 was paid to Capersia (see note 3) whilst $100,000 remains payable.

6. Share Capital

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

The financial statements for the six-month period ended March 31, 2005 have been retroactively restated to reflect this change.

Common Stock

On October 5, 2004, the Company issued 6,336,256 shares in settlement of approximately $31,700 in debt with a former Director of the Company. Charges of approximately $446,200 were recorded in the statement of operations as services for the six-month period ended March 31, 2005.

On October 5, 2005, the Company issued 7,600,000 shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the six-month period ended March 31, 2005.

On November 4, 2004, the Company issued 56,000,000 restricted shares of common stock for the acquisition of a 40% shareholding interest in the capital of Black Swan Petroleum Pty. Ltd. The acquisition was accounted for using the equity method, and is presented as an investment in an oil and gas property on the balance sheet.

On March 8, 2005, the Company issued 2,000,000 shares at a deemed price of $0.10 per share for total proceeds of $200,000.

7. Related Party Transactions

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

During the six month period ended March 31, 2005, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.
During the six month period ended March 31, 2005, the Company incurred $8,000 in consulting fees to a director of the Company. At March 31, 2005, $8,000 was outstanding to this director.

During the six month period ended March 31, 2005, the Company incurred $20,000 in consulting and management fees to a director of the Company. At March 31, 2005, $20,000 was outstanding to this director.

Page - 10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Texhoma Energy, Inc.

Dated: May 20, 2005 By: /s/ Brian Alexander

Brian Alexander, President

Dated: May 20, 2005 By: /s/ Frank Jacobs

Frank Jacobs, Chairman

Page - 11

EXHIBIT 31

Page - 12

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

Dated: May 20, 2005 By: /s/ Brian Alexander

Brian Alexander, President and CEO

Page - 13

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

Dated: May 20, 2005 By: /s/ Brian Alexander

Acting Chief Financial Officer

Page - 14

EXHIBIT 32

Page - 15

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

Dated: May 20, 2005 By: /s/ Brian Alexander

Brian Alexander, President and CEO and Acting Chief Financial Officer

Page - 16