Form 10QSB/A
period 2005-03-31
TEXHOMA ENERGY INC
filed 2005-05-24
CIK 1127572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB / A

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

Class Outstanding as of March 31, 2005

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

EXHIBIT 31

Page - 11

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

Page - 12

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

Page - 13

EXHIBIT 32

Page - 14

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

Page - 15

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

General

Texhoma Energy Inc. (the “Company”, or “Texhoma”), formerly Make Your Move, Inc., a Nevada corporation, trades on the OTCBB (trading symbol: TXHE). The Company is in the “Upstream” oil and gas business. “Upstream”, is defined as the exploration for and production of hydrocarbons.

On November 5, 2004, the Company entered into a Shares Sale and Purchase Agreement with Capersia Pte Ltd., a Singapore company, to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Pty Ltd. (“BSP”). BSP owns, through a wholly owned Thai-subsidiary company, the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the “Concession”). PetroReal Oil Corporation (“PetroReal”) and Maxim Resources Inc. (“Maxim”), both trading on the Toronto Venture Exchange, hold the other interest in BSP, 40% and 20% respectively.

The Concession is under favorable contract terms (Thai III Fiscal Regime) that allow for three obligation periods of three-years each. Currently, the Concession is in the first l year of the 3rd Obligation Period, provided the Government of Thailand through the Department of Mineral Fuels, agrees to the work-program for the Third Obligation Period, which will run to 2nd March 2008. Following a mandatory relinquishment at the end of the Second Obligation Period, the concession now has an area of 2,837 km² (701,038 acres). The proposed exploration program for the next three years consists of the shooting of 1,000 line-km of two-dimensional seismic and the drilling of two wells.

Current Business Operations

The work programs for the First and the Second Obligation Periods included the reprocessing of older seismic data, acquiring a new 300 km² 3D-seismic program and the drilling of two wells . The Thai Government had agreed for the entire work-program, including the drilling of two exploration wells to be completed by June 30, 2005.
Prior to Santa Fe Energy taking up the Concession in 1999, three wells were drilled: the Shell Hong Fah-A01 well and the Gulf Oil Company ThaiGOC 9/466-1x encountered potentially significant hydrocarbon shows. The two Nang Nuan wells , drilled by Shell elsewhere in the basin, were oil discoveries producing at rates of up to 10,000 BOPD; they had a cumulative production of 4.8 MMBO before being shut-in due to water production. Another two wells encountered significant oil and gas shows.

Late last year the B7/38 joint venture decided to drill two exploration wells as soon as a suitable rig was available. The Trident-16 was contracted to drill an appraisal well on the Hong Fah prospect and an exploration well on the Khun Thong feature. The Hong Fah-B01 well was spuded on March 2, 2005 and drilled first for the “120-sand” which was considered tight and devoid of hydrocarbons. Part of the well was then redrilled to reach the “140-sand” which was deeper with the highest structural point in a different location. The deviated Hong Fah-B02 well encountered gas shows in the “135-sand” but the main target (140-sand) was again tight and water-wet. The decision to plug and abandon the wells was made on March 16. Due to the slowness of drilling and the cost over-run compared to the budgeted cost for the Hong Fah well, BSP, in consultation with its shareholders (Texhoma, PetroReal and Maxim, made the decision not to drill the Khun Thong prospect.

Page - 16

Future Plans for Exploration of B7/38

The exploration staff of BSP has concluded its review of the remaining exploration potential for the Concession. The review has defined several large exploration leads that will be the focus of the next three years’ exploration effort. A comprehensive database has been acquired with an estimated replacement cost of approximately US $15 million.

The exploration reevaluation of the data and work carried out by Devon Energy in 2000-2001 was concluded in January 2005 and has identified two very large exploration targets that could have the potential of containing over 500 MMBBLS of recoverable oil each. In addition, these targets are reasonably shallow and could be tested for a reasonable cost ($2-3 million per well).

BSP is now negotiating with the DMF on the work program for the Third Obligation Period which would run from March 3, 2005 to March 2, 2008. The proposal to the government is to shoot about 1,000 km of seismic for an estimated cost of $1 million (gross) to further detail the northern prospect area and then to drill two wells; one on the northerly prospect, which is yet unnamed, and one well on the Yodya Prospect (Yodya means “string of pearls”).

BSP has expressed strong hope that agreement with the DMF on the work program will be reached and that exploration work can recommence soonest. Seismic could be shot in the 3rd quarter of 2005 with drilling late this year or in the 1st quarter of 2006.

Material Agreements

The operating of the Block B7/38 is governed by a shareholder agreement by and between BSP’s now three shareholders, Texhoma, PetroReal and Maxim.

Six-Month Period ended March 31, 2005 Compared to the Six-Month Period ended March 31, 2004

Increase (I)
Item or Decrease (D)  Reason

Revenues from Related Party          D        The Company’s business operations no longer include management services.

Professional fees                   I         Expenses during the comparative 2004 period were all classified as General and
                                     Administrative.

Management fees                   I        Expenses during the comparative 2004 period were all classified as General and
                                     Administrative.

Services                      I         Expenses associated with services increased due to settlement of debt by issuances of shares at a beneficial rate.

General and Administrative          D         Expenses during the comparative 2004 period were all classified as General and
                                     Administrative.

Page - 17

Liquidity and Capital Resources

Since inception, the Company has incurred cumulative net losses of approximately $5,617,935 and has a stockholders’ equity of approximately $1,407,000 as at March 31, 2005. The Company expects to continue to incur substantial losses to explore the Concession, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

For the Six-Month Period Ended March 31, 2005

During the six-month period ended March 31, 2005, the Company’s operations only used $50,000 in cash. (THIS IS OBVIOUSLY NOT THE CASE) Debt was settled by the issuance of shares. Also during the period, the Company raised $200,000 through the issuance of 2,000,000 shares at $0.10 per share. Additionally, the Company borrowed $1,545,125 to fund the drilling in the Petroleum Concession in Thailand.

Plan of Operations

Notwithstanding the acquisition of a 40% interest in BSP, as of the date of this Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company's future success and viability, therefore, are dependent upon the Company’s ability to develop its property and the continuing ability to generate capital financing. Management is optimistic that the Company will be successful in its business operations and capital raising efforts; however, there can be no assurance that the Company will be successful in generating revenue or raising additional capital. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

Based upon consummation of the acquisition of BSP, management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with such business operations. The Company must raise additional funds. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company’s operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company’s overall business plan.

Page - 18

Based upon a twelve-month work plan proposed by management, it is anticipated that such a work plan would require approximately $3,000,000 of financing designed to fund various past expenditures, commitments and business operations. As of the date of this Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

Service Agreements

In connection with the management of the Company, the Company may incur liability or borrow funds pursuant to various contractual arrangements representing the following material commitments.

Management Consulting Agreement

A service agreement for the Company for fiscal year 2005 will be entered into to be paid to the Company’s Officer, Directors and consultants for financial, managerial and technical services to the Company.

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

During the six-month period ended March 31, 2005, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.

Page - 19

Loan Payable

During the current period, the Company received $1,545,125 to fund the drilling in the Petroleum Concession in Thailand which will be converted into equity.

Off-Balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including Mr. Brian Alexander, the Company’s President and Chief Executive of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at March 31, 2005. Based on that evaluation, Mr. Alexander concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the six-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Changes in Securities and Use of Proceeds

Description of Securities

The Company is authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 102,812,252 shares issued and outstanding on March 31, 2005. There are no preferred shares issued and outstanding.

Page - 20

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

As at March 31, 2005, the Company had issued 293,333 shares of common stock under the Plan.

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

Page - 21

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

Acquisition of Black Swan Petroleum

Pursuant to a Shares Sale and Purchase Agreement with Capersia Pte. Ltd effective November 5, 2004, the Company acquired a 40% interest in Black Swan Petroleum Pty. Ltd. for the issuance of 56,000,000 post forward split shares, and payment of $150,000. This transaction constitutes a change in control of the Company.

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

Financing

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

Page - 22

Securities Ownership of Certain Beneficial Owners and Management

As of the date of this Report, there are 102,812,252 shares of Common Stock issued and outstanding. The following table sets forth information as of the Record Date concerning: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares of Common Stock shown.

Page - 23

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

Page - 24

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

Page - 25