Form 10QSB
period 2005-06-30
TEXHOMA ENERGY INC
filed 2005-10-04
CIK 1127572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number 0-31987

(Formerly Make Your Move, Inc.)

NEVADA             33:-0925319
(State or other jurisdiction of     (I.R.S. Employer
incorporation of organization) Identification No.)

Texhoma Energy Inc. THXE:OTCBB
120 - 2411 Fountainview Drive
Houston, Texas 77057
texhomaenergy.com
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

Class Outstanding as of June 30, 2005

Common Stock, $0.001 par value 100,812,252

Transitional Small Business Disclosure Format (check one)

Yes o No x

Page - 1

Financial Statements
June 30, 2005

Balance Sheet
Statement of Operations
Statements of Stockholders' Equity [Deficit]
Statements of Cash Flows
Notes to the Financial Statements

Page - 2

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Interim Balance Sheet
(Unaudited)

	As at June	As at September
	30, 2005	30, 2004
	(unaudited)	(audited )

ASSETS

Current
Cash	$285	$-
Advances	9,500	-

Total assets	$9,785	$-

LIABILITIES

Current
Accounts payable and accrued expenses	$17,402	$41,361
Accrued compensation	216,809	131,000
Due to shareholder (Note 4)	100,000	-
Convertible Loan (Note 3)	1,145,125	-

Total current Liabilities	1,479,336	172,361

Total Liabilities	1,479,336	172,361

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value:
1,000,000 shares authorized; no shares issued
Common Stock, $0.001 par value:
200,000,000 share authorized; 102,812,252 and
30,875,996 shares issued and outstanding respectively	102,812	30,876
Paid in Capital (Note 5)	6,519,751	3,936,886
Contributed capital	402,390	402,390
Accumulated deficit during development stage	(8,494,504)	(4,542,513)

Total Stockholders' Equity	(1,469,551)	(172,361)

Total Liabilities and Stockholders' Equity	$9,785	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Interim Statements of Operations
	For the quarter ended June 30		For the nine months ended June 30		Cumulative, Inception, September 28, 1998
	2005	2004	2005	2004	to June 30, 2005

Revenues
From Related Party	$-	$-	$-	$12,500	$31,250

-		-	-	12,500	31,250

Expenses
Professional fees	12,400	-	16,293	-	16,293
Consulting fees	79,447	-	134,905	-	134,905
Services	-	-	995,396	-	995,393
General and Administrative	-	66,613	20,675	704,566	4,504,598
Write off of oil and gas property	4,692,831	-	4,692,831	-	4,692,831
Write off of deposits and share receivable	-	-	-	346,000	-
Research and development	-	-	-	-	89,843

	(4,784,678)	(66,613)	(5,860,100)	(1,050,566)	(10,433,863

Other Items
Gain on forgiveness of accounts payable	1,458,109	-	1,458,109	-	1,458,109
Gain on forgiveness of loans payable	450,000	-	450,000	-	450,000

	1,908,109	-	1,908,109	-	1,908,109

Net Income (loss)	(2,876,569)	(66,613)	(3,951,991)	(1,038,066)	(8,494,504

Deficit, beginning	(5,617,935)	(2,290,989)	(4,542,513)	(1,319,536)	-
Deficit, ending	$(8,494,504)	$(2,357,602)	$(8,494,504)	$(2,357,602)	$(8,494,504

Net Income (loss) per share:
Basic and Diluted	$(0.03)	$(0.45)	$(0.04)	$(0.05)

Weighted Average Shares Outstanding	102,812,252	146,593	94,476,190	130,676

The accompanying notes are an integral part of these financial statements.

Page - 4

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit]
For the period from September 28, 1998 [Date of Inception] to June 30, 2005

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
For the period from September 28, 1998 [Date of Inception] to June 30, 2005

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

Page - 6

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Stockholders’ Equity [Deficit] (Continued)
For the period from September 28, 1998 [Date of Inception] to June 30, 2005

						Paid-In			Accumulated	Total
						Capital			Deficit during		Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development		Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage		[Deficit	]

Balance Forward, September 30, 2004	30,875,996	$30,876	-	$-	$3,756,886	$180,000	$402,390	$-	$(4,542,513)		$(172,359)
-
Shares issued for services, October 5, 2004	6,336,256	6,336	-	-	477,912	-	-	-	-		484,248
Shares issued for services, October 5, 2004	7,600,000	7,600	-	-	573,230	-	-	-	-		580,830
Shares issued for acquisition on November 4, 2004	56,000,000	56,000	-	-	1,333,723	-	-	-	-		1,389,722
Shares issued for financing, March 8, 2005	2,000,000	2,000	-	-	198,000	-	-	-	-		200,000
Net (loss) for the period	-	-	-	-	-	-	-	-	(3,951,991)		(3,951,991)

Balance, December 31, 2004	100,812,252	$102,812	$-	$-	$6,339,751	$180,000	$402,390	$-	$(8,494,504)	$	(,469,551)

The accompanying notes are an integral part of these financial statements.

Page - 7

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
[A Development Stage Company]
Statements of Cash Flows

	For the nine months ended June 30,		Cumulative, Inception, September 28, 1998, to June 30, 2005
	2005	2004
Cash Flows from (used in)
Operating Activities
Net income (loss) for the period	$(3,951,991)	$(1,038,065)	$(8,494,504)
Adjustments to reconcile net loss to net cash used in operating activities:
- common stock issued for services	1,065,078	807,032	4,504,461
- common option issued for services		100,000	-
- stock based compensation	-	-	888,042
Write off of oil and gas property	4,692,831	-	4,692,831
Gain on forgiveness of accounts payable	(1,458,109)	-	(1,458,109)
Gain on forgiveness of loans payable	(450,000)	-	(450,000)
Changes in assets and liabilities:			-
- accrued management fees	-	31,249	-
- accrued compensation	85,809	43,749	216,809
- accounts payable	(23,958)	15,772	67,403
- other	(9,500)	-	(5,817)
Cash Flows - Operating Activities	(49,840)	(40,261)	(38,884)
Cash flows from (used in)
Investing Activities
Oil and gas property	(1,845,000)	-	(1,845,000)
Other assets	-	1,426	(10,956)
Cash Flows - Investing Activities	(1,845,000)	1,426	(1,855,956)
Cash flows from (used in)
Financing Activities
Shareholder advances		38,837
Due to shareholder	100,000	-	100,000
Loans payable	1,595,125	-	1,595,125
Proceeds from issuance of common stock	200,000	-	200,000
Cash Flows - Financing Activities	1,895,125	38,837	1,895,125

Net Increase (Decrease) in Cash	285	-	285
Cash, Beginning of Period	-	-	-
Cash, End of Period	$285	$-	$285

SUPPLEMENTAL NON-CASH DISCLOSURES
Common stock cancelled in a stock exchange for lack of consideration to be received	-	-	$(300,000)

Common stock issued for oil and gas property	$1,389,723	-	$1,389,723

The Company accrued a cash call owing in connection with the oil and gas investment	$1,458,109	-	$1,458,109

The accompanying notes are an integral part of these financial statements.

Page - 8

Texhoma Energy, Inc.
Notes to the Financial Statements

1.  The Company

Texhoma Energy, Inc. (“Texhoma” or the “Company”), formerly Make Your Move, Inc., was incorporated in the State of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc. During the nine month period ended June 30, 2005, the Company acquired a 40% shareholding in the capital of Black Swan Petroleum Pty. Ltd. (“BSP”) BSP holds, through a wholly owned subsidiary (Black Swan Petroleum (Thailand) Ltd.), a 100% interest in Block B7/38, a Petroleum Concession (the “Petroleum Concession”) located in the Chumphon Basin, Gulf of Thailand, adjacent to the Eastern Thai coastline. This acquisition resulted in a change in control of the Company. The Company currently trades on the OTC Bulletin Board under the symbol "TXHE".

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

2. Going Concern

Since inception, the Company has incurred cumulative net losses of $8,494,504 and has also written of its investment in the Thai drilling program amounting to approximately $4,692,831 has a stockholders’ equity deficit of approximately $1,470,000 at June 30, 2005. There is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company expects to continue to incur substantial losses to develop its property, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

Page - 9

Texhoma Energy, Inc.
Notes to the Financial Statements

As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Convertible Loan

On December 7th, 2004, the Company borrowed $50,000 from a non-related party. The loan is evidenced by a convertible promissory note. The amount of the loan is subject to interest at a rate of 5% per annum on the said principal sum, calculated from 6 months after the advancement of the fund. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest, is due on December 7, 2005. The loan can be repaid in its entirety prior to the term, without penalty. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into shares of common stock of the Company at a conversion price of $0.30 per share. Additionally, during this period, the Company received $1,095,000 from non-related parties. The lenders have the option to convert the loans into common stock of the Company.

4. Amount Due to Shareholder

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

Page - 10

Texhoma Energy, Inc.
Notes to the Financial Statements

The financial statements for the nine-month period ended June 30, 2005 have been retroactively restated to reflect this change.

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

During the nine month period ended June 30, 2005, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.

During the nine month period ended June 30, 2005, the Company incurred $108,000 in consulting fees to directors of the Company. At June 30, 2005, $102,000 was outstanding to these directors.

Page - 11

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

General

Texhoma Energy Inc. (the “Company”, or “Texhoma”), formerly Make Your Move, Inc., a Nevada corporation, trades on the OTCBB (trading symbol: TXHE). The Company is in the “Upstream” oil and gas business. “Upstream”, is defined as the exploration for and production of hydrocarbons (oil and gas).

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

The joint venture companies drilled the Hong Fah well in the first quarter of 2005 and failed to prove the presence of commercial quantities of hydrocarbons in the Concession. If the Government of Thailand through the Department of Mineral Fuels agrees to the work-program for the Third Obligation Period, the Concession will in the first year of the 3rd Obligation Period and have until March 2, 2008 for further exploration. However, Texhoma has decided to make no further investment in the Concession.

A number of contributing factors have led the Company to write of its investment in Thailand and to take no further part in any exploration in the Concession. The inability of BSP to attract a major industry partner; the high cost and high-risk nature of exploration in Thailand, combined with the poor results of the drilling program are part of the reasoning that has led to the decision.

Current Business Operations

Late last year the B7/38 joint venture decided to drill two exploration wells in Thailand when the “Trident-16” drilling rig became available for drilling operations. The Hong Fah-B01 well was spuded on March 2, 2005 and drilled first for the “120-sand” which was considered tight and devoid of hydrocarbons. Part of the well was then redrilled to reach the “140-sand” which was deeper with the highest structural point in a different location. The deviated Hong Fah-B02 well encountered gas shows in the “135-sand” but the main target (140-sand) was again tight and water-wet. The decision to plug and abandon the wells was made on March 16. Due to the slowness of drilling and the cost over-run compared to the budgeted cost for the Hong Fah well, BSP made the decision not to drill the Khun Thong prospect.

Exploration of B7/38

In January 2005, the exploration staff of BSP has concluded a review of the remaining exploration potential for the Concession. The review defined several large, high risk exploration leads that would have been the focus of the next three years’ exploration effort. The two exploration targets required further seismic reconnaissance, before being drill-ready and this further compressed the drilling and appraisal timeframe available to BSP.

Page - 12

BSP submitted a work program for the Third Obligation Period which would run from March 3, 2005 to March 2, 2008. The proposal to the government is to shoot about 1,000 km of seismic for an estimated cost of $1 million (gross) to further detail the northern prospect area and then to drill two wells. However, as stated earlier, Texhoma will not participate in further exploration activities even if the DMF approves the Third Obligation Period Program.

The company will focus on business opportunities in the US, in particular Texas and Louisiana.

Nine-Month Period ended June 30, 2005 Compared to the Nine-Month Period ended June 30, 2004

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

Liquidity and Capital Resources

Since inception, the Company has incurred cumulative net losses of $(8,494,504) and has also written of it’s investment in the Thai drilling program amounting to $4,692,831. The Company has made the decision to not participate in further Thailand exploration activities and has a stockholders’ equity deficit of approximately $1,470,000 as at June 30, 2005. The Company expects to continue to incur substantial losses to explore the Concession, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements following its merger to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its software products and distribution networks.

Page - 13

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

For the Nine-Month Period Ended June 30, 2005

During the nine-month period ended June 30, 2005, $1,065,078 worth of debt was settled by the issuance of shares. Also during the period, the Company raised $200,000 through the issuance of 2,000,000 shares at $0.10 per share. Additionally, the Company borrowed $1,095,000 to fund the drilling in the Petroleum Concession in Thailand. These funds are convertible into common stock of the Company. The Company also recorded a gain on forgiveness of accounts payable of $1,458,109 (see Liability to Devon Energy) and a gain on forgiveness of loans payable of $450,000.

Plan of Operations

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

Based upon the increase in business activity, management of the Company anticipates an increase in operating expenses over the next three years to pay costs associated with growing the Company. The Company may finance these expenses with further issuances of Common Stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company’s operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its existing Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to conduct its business operations successfully, which could significantly and materially restrict the Company’s overall business plan.

Page - 14

Based upon the poor drilling results in Thailand and the high-risk nature of the Concession the company has decided to withdraw from further Thai exploration activities and will instead focus on US opportunities in particular Texas and Louisiana. This decision has resulted in a writ-off the Companies investment in the Thailand Drilling program amounting to approximately $4,692,831. As of the date of this Report, management believes that the Company can satisfy its cash requirements for the next twelve months based on its ability to successfully raise capital and to obtain advances from certain investors and related parties, as necessary. The Company’s future success and viability are primarily dependent upon the Company’s current management to generate revenues from business operations and raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company’s failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders.

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

Material Operating Liabilities
Convertible Loan

A significant and estimated material liability for the Company for fiscal year ended 2005 is the aggregate amount of $50,000 in principal due to a non-related party. The loan is evidenced by a convertible promissory note. The amount of the loan is subject to interest at a rate of 5% per annum on the said principal sum, calculated from 6 months after the advancement of the fund. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest, is due on December 7, 2005. The loan can be repaid in its entirety prior to the term, without penalty. The lender has the option during the term of the loan, and any extension thereto, to convert the principal and interest into shares of common stock of the Company at a conversion price of $0.30 per shares. During the period, the Company also received $1,095,000 to fund a portion of the Company’s obligation on the drilling program. These funds are convertible into common stock of the Company.

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

During the nine-month period ended June 30, 2005, approximately $31,700 of this debt was settled by the issuance of 6,336,256 shares of common stock of the Company.

During this quarter Mr. Jacobs received an advance through his company “630701 BC Ltd” to purchase furniture and computer equipment for the company’s satellite office in Vancouver. This advance is to be cleared in the following quarter.

Liability to Devon Energy

As part of the acquisition of BSP, the Company incurred a liability of $1,458,109. This Liability was due and payable only in the event that the first well drilled in the drilling program resulted in a commercial discovery. The liability has been written off to operations along with the Company’s investment in drilling activities this period.

Page - 15

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

ITEM 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including Mr. Brian Alexander, the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at June 30, 2005. Based on that evaluation, Mr. Alexander concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the nine-month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Changes in Securities and Use of Proceeds

Description of Securities

The Company is authorized to issue 200,000,000 shares of a single class of Common Voting Stock, of par value $0.001. There were 102,812,252 shares issued and outstanding on June 30, 2005. There are no preferred shares issued and outstanding.

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

Page - 16

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

As at June 30, 2005, the Company had issued 293,333 shares of common stock under the Plan.

Information Statement

The Board of Directors of the Company (then Make Your Move, Inc.), at a previous meeting, authorized and approved, an asset purchase agreement to acquire all of the capital interest of Texhoma Energy LLC pursuant to asset purchase agreements entered into between the Company and each of the members of Texhoma Energy LLC. Therefore, an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and rule 14(f)-1 hereunder, was prepared and filed with the Securities and Exchange Commission on September 2, 2004. The Information Statement was mailed to the Company’s shareholders, not less than ten days prior to the change in a majority of the Company's directors otherwise than at a meeting of the Company's shareholders. The Company closed the acquisition on August 30, 2004, and issued 20,000,000 shares of the Company’s common stock to members of Texhoma Energy LLC. As a result of the acquisition, there was a change of control of the Company. No action was required by the shareholders of the Company in connection with the election or appointment of the Designee to the Board.

Page - 17

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

On October 5, 2004, the Company issued 7,600,000 shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the six-month period ended March 31, 2005.

Page - 18

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of beneficial Ownership	Percent of Class

Common Stock	Brian Alexander, President and CEO	-	-
3925 Blackjack Oak Lane Plano, Texas, 75074

Common Stock	Frank Jacobs, Chairman	-	-
2404 - 1500 Howe Street Vancouver, BC, V6Z 2N1

Common Stock	Peter G. Wilson, former Director	-	-
875 Fairmile Road West Vancouver, BC, V7S 1R4

Common Stock	Capersia Pte. Ltd.	56,000,000	54.47%
#06-02 47 Hill Street, Chinese Chamber of Commerce and Industry Building, Singapore, 179365

Common Stock	All officers and directors as a group (2 persons)	-	-

There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

Page - 19

ITEM 3. Defaults upon Senior Securities

No report required.

ITEM 4. Submission of Matters to Vote of Securities Holders

No report required.

ITEM 5. Other Information

No report required.

ITEM 6. Exhibits and Other Information on Form 8-K

31.	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

       32.Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

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

Texhoma Energy, Inc.

Dated: September 30, 2005  By: /s/ Brian Alexander
             Brian Alexander, President

Dated: September 30, 2005  By: /s/ Frank Jacobs
                Frank Jacobs, Chairman

Page - 20

EXHIBIT 31.1

Page - 21

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(a) OR 15d-14(a)

I, Frank Jacobs, certify that:
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

Dated: September 30, 2005   By: /s/ Frank Jacobs
            Frank Jacobs, Executive Chairman

Page - 22

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
Dated: September 30, 2005 By: /s/ Brian Alexander
            Acting Chief Financial Officer

Page - 23

EXHIBIT 32

Page - 24

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934
RULE 13a-14(b) OR 15d-14(b) AND
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Brian Alexander, President, Chief Executive Officer and Acting Chief Financial Officer of the Company certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and
2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 30, 2005 By: /s/ Brian Alexander
                 Brian Alexander, President and Acting Chief Financial Officer

Page - 25