Form 10QSB/A
period 2004-12-31
TEXHOMA ENERGY INC
filed 2006-11-03
CIK 1127572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)
         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A
                       Commission File Number:  000-31987

                              TEXHOMA ENERGY, INC.
           (Name of small business issuer as specified in its charter)

                    NEVADA                           20-4858058
            State of Incorporation         IRS Employer Identification No.

               2200 POST OAK BLVD. SUITE 340 HOUSTON, TEXAS 77056
                     (Address of principal executive offices)

      1177 WEST HASTINGS STREET, SUITE 1750, VANCOUVER, BC, CANADA V6E 2K3
                                (Former address)

        Registrant's telephone number, including Area Code: 713-457-0610 Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   ----     -----

The number of shares of the issuer's common equity outstanding as of October 5, 2006 was 180,599,724 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes       No  X
   -----    -----

The Registrant is filing this Amended Report on Form 10-QSB to include a revised consolidated accounting of the assets of Black Swan (as defined below) pursuant to generally accepted accounting principles ("GAAP"). Additionally, all sections of this amended 10-QSB, other than the financials, and results of operations, which are as of December 31, 2004 have been updated to be current as of the filing date of this amended Report. Subsequent to the filing of the amended Report on Form 10-QSB, the Registrant plans to amend its previously filed reports for the periods ending March 31, 2005 and June 30, 2005 in connection with the proper GAAP accounting of the Black Swan assets. After all of the amended reports are filed, the Registrant plans to file all of its delinquent reports and become current in its filings with the Commission.

                              TEXHOMA ENERGY, INC.
                          INDEX TO FORM 10-QSB/A FILING
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS

                                     PART I
                               FINANCIAL INFORMATION
                                      PAGE

Item  1. Financial  Statements
          Balance  Sheet
               As  of  December  31,  2004  and  September  30,  2004         4
          Statements  of  Operations
               For  the  Three  Months  Ended  December  31,  2004
               and  2003  and  from  Inception                                5
          Statements  of  Stockholder's  Deficit
               For  the  Three  Months  Ended  December  31,  2004
          and 2003 and from Inception                                         6
          Statements  of  Cash  Flows
               For  the  Three  Months  Ended  December  31,  2004
               and  2003  and  from  Inception                                9

          Notes  to  the  Financial  Statements                               10

Item  2. Management's Discussion  and  Analysis of Financial Condition and
         Results  of  Operations                                              23


                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings                                                  42

Item  2.  Changes  in  Securities                                             43

Item  3.  Control  and  Procedures                                            47

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         48

Item  5.  Other  Information                                                  48

Item  6.  Exhibits  and  Reports  on  Form  8-K                               48


TEXHOMA ENERGY, INC.
(Formerly Make Your Move, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET


                                                              DECEMBER 31, 2004    SEPTEMBER 30, 2004
                                                             -------------------  --------------------
ASSETS                                                           (unaudited)           (audited)

CURRENT ASSETS
   Cash                                                      $                 -                     -
                                                             -------------------  --------------------
      Total current assets                                                     -

      Investment in Black Swan Note 7                                    165,431                     -


    TOTAL ASSETS                                             $           165,431                     -
                                                             ===================  ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                  $             7,253                41,361
   Accrued Compensation                                                  109,319               131,000
   Due to Shareholder                                                    100,000                     -
   Convertible Loan                                                       50,000                     -
                                                             -------------------  --------------------
      Total current liabilities                                          266,572               172,361

      Total liabilities                                                  266,572               172,361
                                                             -------------------  --------------------

STOCKHOLDERS' DEFICIT:
Preferred Stock, $.001 par value;
   1,000,000 shares authorized no shares issued                                -
Common Stock, $.001 par value;                                                 -
   200,000,000 shares authorized;
   100,812,252 and 30,875,996 shares issued and outstanding              100,812                 7,719
   Paid in capital                                                     5,625,294             4,362,433
   Accumulated deficit                                                (5,827,247)           (4,542,513)
                                                                                  --------------------
      Total stockholders' deficit                                       (101,141)             (172,361)
                                                             -------------------  --------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $           165,431  $                  -
                                                             ===================  ====================



  The accompanying notes are an integral part of these consolidated financial statements


TEXHOMA ENERGY, INC.
(Formerly Make Your Move, Inc.)
STATEMENT OF OPERATIONS
A DEVELOPMENT STAGE COMPANY FROM INCEPTION THROUGH
THE THREE ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------

                                                                         DEFICIT ACCUMULATED
                                                 2004          2003       DEVELOPMENT STAGE
                                             ------------  ------------  -------------------
REVENUES:
   Revenues                                  $          -  $      6,250  $            31,250
                                             ------------  ------------  -------------------
                                                        -         6,250               31,250
OPERATING EXPENSES:
     General and administrative                 1,009,290       289,719            5,493,210
     Sales and marketing                                -             -                    -
     Depreciation and amortization                      -             -                    -
                                             ------------  ------------  -------------------
  Total operating expenses                      1,009,290       289,719            5,493,210
                                             ------------  ------------  -------------------

OPERATING LOSS                                 (1,009,290)     (283,469)          (5,461,960)
                                             ------------  ------------  -------------------

OTHER (INCOME) AND EXPENSES
     Minority Interest in Exploration Costs       275,444             -              275,444
     Research and Development                           -             -               89,844
                                             ------------  ------------  -------------------
   Total other expense                            275,444             -              365,288
                                             ------------  ------------  -------------------
LOSS BEFORE INCOME TAXES                       (1,284,734)     (283,469)          (5,827,248)
INCOME TAX (BENEFIT) PROVISION                          -             -                    -
                                             ------------  ------------  -------------------
          NET LOSS                             (1,284,734)     (283,469)          (5,827,248)
                                             ------------  ============  ===================

NET LOSS PER SHARE:
  Basic:                                     $      (0.02) $      (0.01)
                                             ============  ============

  Diluted:                                   $      (0.02) $      (0.01)
                                             ============  ============

Weighted Average Common Shares Outstanding
     Basic                                     79,510,676    30,875,996
                                             ============  ============
     Diluted                                   79,510,676    30,875,996
                                             ============  ============



  The accompanying notes are an integral part of these consolidated financial statements


TEXHOMA ENERGY, INC.
(Formerly Make Your Move, Inc.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
A DEVELOPMENT STAGE COMPANY
FROM INCEPTION THROUGH DECEMBER 31, 2004
----------------------------------------
                                                                               PAID-IN                  ACCUMULATED       TOTAL
                                                                               CAPITAL                 DEFICIT DURING STOCKHOLDERS'
                            COMMON STOCK         PREFERRED STOCK     PAID-IN  PREFERRED  SUBSCRIPTIONS  DEVELOPMENT      EQUITY
                        SHARES        AMOUNT    SHARES      AMOUNT   CAPITAL    STOCK      RECEIVED       STAGE         [DEFICIT]
                       --------      --------  ---------   --------  --------  -------   ------------  -----------    -------------

BALANCE, AT INCEPTION        -       $      -                        $      -            $          -  $         -    $           -
Net (loss) for the year
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998  -              -          -          -         -        -              -            -                -

Issuance of stock
at $.005 per share,
October 5, 1998        266,667            267                                   49,733                                       50,000
Net (loss) for the
year                                                                                                       (50,485)         (50,485)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER
30, 1999               266,667            267          -         -     49,733        -              -      (50,485)            (485)

Net (loss) for the year                                                                                       (485)            (485)
BALANCE, SEPTEMBER  ---------------------------------------------------------------------------------------------------------------
30, 2000               266,667            267                          49,733                       -      (50,970)            (970)

Shares issued at $.15 per
share, June 30, 2001:

For compensation         2,667              3                          14,997                                                15,000
For acquisition         53,333             53                         299,947                (300,000)                            -
Contributed capital                                                   193,328                                               193,328
Net (loss) for the year                                                                                   (218,587)        (218,587)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER
30, 2001               322,667            323                         558,005                (300,000)    (269,557)         (11,230)

Shares issued for
consulting services:

January 7, 2002            160              1                             899                                                   900
June 15, 2002           46,176             46                         259,694                                               259,740
July 7, 2002             1,200              1                           6,749                                                 6,750

Cancellation of
outstanding shares     (53,333)           (53)                       (299,947)                300,000                            (0)
Contributed capital                                                   232,418                                               232,418
Net (loss) for the year                                                                                   (482,114)        (482,114)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER
30, 2002               316,869            318                         757,818                       0     (751,671)           6,464

Shares issued for
consulting services
November 19, 2002       13,333             13                         249,987                                               250,000

January 1, 2003          3,333              3                          18,747                                                18,750
July 1, 2003            20,320             20                          19,030                                                19,050
September 22, 2003       5,067              5                          43,695                                                43,700
September 22, 2003      13,333             13                          12,487                                                12,500

Contributed capital                                                   194,258                                               194,258
Net (loss) for the year                                                                                   (567,865)        (567,865)
                    ---------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER
30, 2003               372,256            373                       1,296,020                       -   (1,319,536)         (23,142)


Shares issued for
consulting services:

at $.20 per share,
October 10, 2003       336,267            336                       2,521,664              (2,380,000)                      142,000

at $.02 per share,
October 10, 2003        52,960             53                          39,667                                                39,720

at $.04 per share,
October 10, 2003         3,333              3                           4,997                                                 5,000

at $.07 per share,
October 15, 2003         5,333              5                          13,995                                                14,000

at $.05 per share,
November 26, 2003        4,000              4                           7,496                                                 7,500

at $.05 per share,
December 5, 2003         4,000              4                           7,496                                                 7,500

at $.07 per share,
December 15, 2003        6,667              7                          17,493                                                17,500

Reclassification
of contributed
capital to
accounts payable
shareholder, net                                                     (217,614)                                             (217,614)

Shares cancelled
that were issued
October 10, 2003      (274,533)          (275)                     (2,058,930)              2,059,205                           205

Write off of
receivable from
shareholder                                                                                   320,795                       320,795

Shares issued for
services:

at $.04 per share,
January 29, 2004         5,333              5                           7,995                                                 8,000

at $.03 per share,
January 29, 2004         1,600              1                           1,799                                                 1,800

at $.12 per share,
January 29, 2004        22,667             23                         101,977                                               102,000

at $.02 per share,
February 29, 2004      112,533            113                          84,287                                                84,400

Issuance of 1,000,000
preferred stock
for option exercised,
May 5, 2004                                    1,000,000      1,000    19,000  180,000                                    1,200,000

Conversion of 1,000,000
preferred stock
into 20,000,000
restricted common
shares, May 17, 2004   533,333            533 (1,000,000)    (1,000)      467                                            (1,000,000)


Restricted shares
issued for services,
at $0.01 per share,
May 17, 2004            35,200             35                          26,365                                                26,400

Restricted shares
issued for services,
at $0.01 per share,
May 17, 2004           118,991            119                          89,124                                                89,243

Restricted shares
issued for services,
at $0.01 per share,
May 17, 2004            53,067             53                          39,747                                                39,800

Restricted shares
issued for services,
at $0.01 per share,
May 17, 2004            86,076             86                          64,471                                                64,557

Restricted shares
issued for acquisition
of business,
August 16, 2004              -              -                               -                                                     -

Restricted shares
issued for acquisition
of business,
August 26, 2004              -              -                               -                                                     -

Shares issued
for rounding          (136,608)          (137)                            137                                                     -

Shares issued
for rounding             9,713             10                             (10)                                                    -

Shares issued
for services,
September 9, 2004   10,028,572         10,029                         742,114                                               752,143

Shares issued
for services, at
$0.30 per share,
September 20, 2004  10,028,572         10,029                         742,114                                               752,143

Shares issued
for services, at
0.30 per share,
September 29, 2004  10,000,000         10,000                         740,000                                               750,000

Shares cancelled
in consideration of
third party asset,
November 1, 2004      (533,336)          (533)                       (132,801)                                             (133,334)

Net (loss) for the year                                                                                 (3,222,977)      (3,222,977)
                    ---------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER
30, 2004            30,875,996         30,876          -         -  4,159,071  180,000           0.00   (4,542,513)        (172,360)
                    ===============================================================================================================

Shares issued
for services,
October 5,  2004     6,336,256          6,336                         477,912                                               484,248

Shares issued
for services,
October 5,  2004     7,600,000          7,600                         573,230                                               580,830

Restricted shares
issued for
acquisition of
business,
November 4, 2004    56,000,000         56,000                         235,081                                               290,875

Net (loss) for
the period                                                                                              (1,284,734)      (1,284,734)
                    ---------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER
31, 2004           100,812,252        100,812          -         -  5,445,294  180,000             0    (5,827,248)        (101,141)
                    ===============================================================================================================



The accompanying notes are an integral part of these financial statements.


TEXHOMA ENERGY, INC.
STATEMENT OF CASH FLOWS
A DEVELOPMENT STAGE COMPANY FROM INCEPTION THROUGH
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003                                     DEFICIT ACCUMULATED
                                                                    2004         2003      DEVELOPMENT STAGE
                                                                ------------  ----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                    $ (1,284,734) $ (283,469)          (5,827,248)
  Adjustments to reconcile net income to net cash
     (used in) operating activities:
  Depreciation and amortization                                            -           -
  Stock issued for services                                        1,340,523     223,220            4,779,907
  Stock issued for compensation                                            -           -              888,042
  Changes in assets and liabilities:
    Accrued Liabilities                                              (21,681)     37,499               11,343
    Other                                                                  -           -               (7,272)
    Accounts payable                                                 (34,108)      6,772              (53,890)
                                                                                          -------------------
          Net cash  (used in) operating activities                         -     (15,978)            (209,118)
                                                                ------------  ----------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Asset                                                      -     (26,192)             (10,956)
                                                                ------------  ----------  -------------------
          Net cash (used in) provided by investing activities              -     (26,192)             (10,956)
                                                                ------------  ----------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Shareholders advances                                                   -      42,770                    -
   Proceeds from issuance of common stock                                  -           -               50,000
                                                                ------------  ----------  -------------------
          Net cash provided by financing activities                        -      42,770               50,000
                                                                ------------  ----------  -------------------

INCREASE IN CASH                                                           -         600             (170,074)
CASH, BEGINNING OF YEAR                                                    -           -              170,074
                                                                ------------  ----------  -------------------
CASH, END OF YEAR                                               $          -  $     600   $                 -
                                                                ============  ==========  ===================


  The accompanying notes are an integral part of these consolidated financial statements

TEXHOMA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
-----------------------------------------------------

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the financial position of Texhoma Energy, Inc. (the "Company" or "Texhoma") as of December 31, 2004 and include results of operations of the Company for the three months ended December 31, 2004 and 2003 and from inception, statement of stockholders' deficit for the three months ended December 31, 2004 and from inception, and cash flows for the three months ended December 31, 2004 and 2003 and from inception. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended December 31, 2004 and 2003 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2004, including specifically the financial statements and notes to such financial statements contained therein.

The accompanying financial statements represent the financial position and results of operations of the Company and include the accounts and results of operations of the Company and the 40% interest in Black Swan Petroleum Pty. Ltd. ("Black Swan") and its wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. ("Black Swan Thai").

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur material operating losses and has failed to generate positive cash flow from operations.

2.  INTERIM  FINANCIAL  STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of December 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

3.  DESCRIPTION  OF  BUSINESS

Texhoma Energy, Inc. formerly Make Your Move, Inc. was incorporated in the state of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc. During the three months ended December 31, 2004, the Company acquired a 40% interest in Black Swan Petroleum Pty. Ltd. ("Black Swan") which has a wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. ("Black Swan Thai").

Black Swan Thai was registered with the Ministry of Commerce in Thailand on January 20, 1999 to engage in the exploration and production of crude oil and natural gas, and is domiciled in Thailand. Black Swan Thai held a 100% interest in "Block B7/38" (Petroleum Concession 1/2542/670), a petroleum exploration concession offshore Thailand. The concession is located in Chumphon Basin, Gulf of Thailand, adjacent to the Eastern Thai coastline, in water depths averaging 20 meters. This acquisition resulted in a change in control of Texhoma. Texhoma currently trades on the pink sheets under the symbol "TXHE".

Texhoma is in the development stage as defined in SFAS 7, Accounting and Reporting for Development State Companies. To date, Texhoma has generated nominal revenues and has devoted its efforts primarily to developing its business and raising working capital through equity financing or short-term borrowings.

4.  GOING  CONCERN  ISSUES

Management cannot provide any assurances that they will be able to secure sufficient funds to satisfy the cash requirements for the next 12 months. The inability to secure additional funds would have a material adverse effect on the Company.

These financial statements are presented on the basis that the Company will continue as a going concern. Other than the previously disclosed impairments, no adjustments have been made to these financial statements to give effect to valuation adjustments that may be necessary in the event the Company is not able to continue as a going concern. The effect of those adjustments, if any, could be substantial.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had losses from operations and had no revenues from operations the three months ended December 31, 2004 and 2003. During thee months ended December 31, 2004 and 2003 the Company incurred net losses of $1,284,734 and $5,827,284 cumulative. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. There is no assurance that the Company will receive the necessary loans required to funds its exploration plans.

5.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). A summary of the Company's significant accounting policies follows:

NATURE  OF  BUSINESS

Texhoma is engaged in the exploration for and the production of hydrocarbons. During the period covered in this report the Company acquired a 40% interest in Black Swan Petroleum Pty. Ltd. ("Black Swan") and its wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. ("Black Swan Thai"). These companies held a large offshore oil & gas exploration concession offshore Thailand during the time of this report.

USE  OF  ESTIMATES
------------------

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets and the fair value of its stock tendered in various non-monetary transactions.

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment will be recorded at cost less impairment and accumulated depreciation. Depreciation will be recorded using the straight-line at the following rates. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:


                                     Depreciation/
                                     Amortization
            Asset Category              Period
            --------------          -------------
            Building                   30 Years
            Plant & Equipment          7 Years
            Production tooling       $10 per unit
            Automotive Equipment       5 Years
            Office Equipment         5 to 3 Years

Management periodically assesses its ability to recover the cost of its long-lived assets in accordance with the provisions of SFAS 144. Costs deemed not recoverable are charged to operations and the asset cost reduced by the estimated impairment. Texhoma did not have any depreciation recorded for the three months ended December 31, 2004 and 2003 as the company does not hold any property and equipment.

FOREIGN  CURRENCY  TRANSLATION
------------------------------

During the relevant periods, Texhoma's 40% stock investment in Black Swan and Black Swan Thai assets and liabilities were translated from Thailand currency and Australian currency into U.S. currency by use of the exchange rates in effect at the balance sheet date. Revenues and expenses were translated using the exchange rates in effect on the date they are included in income or using weighted-average exchange rates. Capital accounts were translated using the exchange rates in effect when the foreign entity's capital stock was acquired or issued. Gains or losses on translating the Thailand currency and Australian currency into U.S. currency were reported in Minority Interest in Exploration Costs. Foreign currency transaction gains and losses were included in net income in the period the exchange rate changed. Translation or transaction gains or losses were not material to the financial statements. The currency translations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity.

CASH  AND  CASH  EQUIVALENTS
----------------------------

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

SFAS No. 107, Disclosures about Fair Values of Financial Instruments, requires disclosing fair values to the extent practicable for financial instrument, which are recognized or unrecognized in the balance sheet. The financial instruments disclosed elsewhere in these notes are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

For certain financial instruments, including cash, accounts payable, and accrued expenses and short term debt, it was assumed that the carrying amounts approximate fair value because of the near term maturities of obligations. The fair value of debt was determined based upon current rates at which Texhoma could borrow funds with similar remaining maturities, which amount approximates its carrying value.

OIL  AND  NATURAL  GAS  EXPLORATION  AND  DEVELOPMENT
-----------------------------------------------------

Black Swan and Black Swan Thai record its exploration operations in accordance with SFAS 19. Exploration involves identifying areas that may warrant examination and examine specific areas that are considered to have prospectivity for containing oil and gas reserves, including the drilling of exploration wells and collecting seismic data.

Black Swan and Black Swan Thai adopted "Successful Efforts" accounting for exploration costs. Under the successful efforts method, geological and geophysical costs, costs of carrying and retaining undeveloped properties such as delay rentals, ad valorem taxes on properties, legal costs for the title defense, maintenance of land and lease records, and dry hole and bottom hole contributions are charged to expense as incurred. The cost of drilling exploratory wells is capitalized, pending determination of whether the well can produce hydrocarbons. If it is determined the well has no commercial potential, the capitalized costs, net of any salvage value are charged to expense.

If the exploratory well is in progress at the end of a period and it is determined that the well has not found commercially exploitable hydrocarbons before the financial statements for the period are issued, the costs incurred through the end of the period, net of any salvage value, are charged to expense for the period under FASB Interpretation No. 36, Accounting for Exploratory Wells in Progress at the End of the Period.

EQUITY  METHOD  OF  ACCOUNTING  FOR  INVESTMENTS  IN  COMMON  STOCK
-------------------------------------------------------------------

The equity method of accounting for investments in Common Stock resulting in ownership of 50 percent or less of the voting stock of an investee enterprise requires the application of APB Opinion No. 18. The Equity Method of Accounting for Investments in Common Stock, states that use of the equity method of accounting for the investment is required if the investor has the ability to exercise significant influence over operating and financial policies of the investee. Opinion 18 includes presumptions, based on the investor's percentage ownership, as to whether the investor has that ability.

Texhoma has treated the 40% interest in Black Swan and Black Swan Thai under the equity method of accounting and has recorded the investment adjusted by the net losses of $165,431.

LONG-LIVED  ASSETS
------------------

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

INTANGIBLE  ASSETS
------------------

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142.

INCOME  TAXES
-------------

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $5,827,247 deferred income tax asset at December 31, 2004. Of that amount, $4,542,513 related to net operating loss carry-forwards at December 31, 2004. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Accordingly, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Federal Net operating loss carry forwards of $5,827,247 expires from 2011 to 2023. The future utilization of the net operating losses is uncertain.

Black Swan and Black Swan Thai are located in Australia and Thailand, respectively and would have no United States tax consequences.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Restricted shares and warrants are included in the computation of the weighted average number of share outstanding during the periods. There are 56,000,000 restricted shares, however there are no warrants issued in the capital of Texhoma.

LOSS  PER  SHARE
----------------

As per SFAS No. 128, Earnings per Share, or loss per share as is the case here, is computed by dividing the loss for the period by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.

STOCK  BASED  COMPENSATION
--------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

Share-Based  Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees," and its related implementation guidance. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which expresses the staff's views on interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) will require Texhoma to measure all stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC extended the effective date for SFAS No. 123(R), and the statement is effective as of January 1, 2006 for Texhoma.

The effects of the adoption of SFAS No. 123(R) on Texhoma's results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhoma's stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. Texhoma is currently evaluating these variables in the design of its stock-based compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB No. 107. In addition, Texhoma intends to utilize restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhoma's common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee. Texhoma believes that the adoption of SFAS No. 123(R) will have a material impact on its financial statements.

Non-monetary  Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement became effective for non-monetary asset exchanges occurring in Texhoma's fourth quarter of 2005. The adoption of SFAS No. 153 did not have a material impact on Texhoma's financial statements.

Conditional  Asset  Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2004.

Foreign  Earnings  Repatriation  Provision  within  the  American  Jobs.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act ("AJCA") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Texhoma completed its evaluation of this FSP and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Texhoma.

Accounting  Changes  and  Error  Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. Texhoma does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

Inventory  Cost

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Texhoma's first quarter of 2006. Texhoma does not believe that the adoption of SFAS No. 151 will have a material impact on its financial statements.

6.  CONCESSION

Texhoma had a 40% interest in Black Swan and Black Swan Thai which owned an exploration concession located in the Gulf of Thailand, known as Block B7/38. The Petroleum Concession was signed on March 3, 1999 and allowed for three exploration periods of three years each (First, Second and Third Obligation
Periods of which the Second and Third are optional) followed by a possible twenty-year production period to develop commercial hydrocarbons found during the exploration phase.

On December 31, 2004 the shareholders of Black Swan were Texhoma (40%), Dormley Pty. Ltd. (36%), and Capersia Pte. Ltd. (14%) and Nuenco NL (10%). The acquisition of Black Swan was recorded at $440,000 based on 40% of the cash held in Black Swan's bank accounts at December 31, 2004.

The work program for the First Obligation Period included reprocessing seismic data, acquisition of a 300 sq. km. 3D-seismic program and the drilling of one well. With Thai Government approval, the commitment well was postponed to the 3rd year of the Second Obligation Period (ending 2nd March, 2005). The work program for the Second Exploration Period includes geological studies, reprocessing seismic data, and the drilling of one well in the 3rd year. Black Swan Thai was required to drill two wells and expend $400,000 on other work-programs prior to 2nd March, 2005. The obligations were fulfilled in the first half of 2005 upon which the Concession was relinquished to the government after it was determined the exploration efforts and the drilling were unsuccessful.

7.  PROPERTY  AND  EQUIPMENT

Texhoma  had  no  Property  and  Equipment  as  of  December  31,  2004 or 2003.

8.   SHARE CAPITAL

STOCK  FOR  SERVICES  COMPENSATION  PLAN

In accordance with the Company's Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8, for registration under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans and registering the shares of common stock under the stock for services compensation plan in the amount of up to 11,000,000 pre forward split shares and 44,000,000 post forward split shares at various exercise prices. The Board of Directors is authorized, without further approval; to issue shares of common stock under the plan from time to time of up to an aggregate of 44,000,000 post forward split shares of the Company's common stock.

COMMON  STOCK

On October 5, 2005, Texhoma issued 1,584,064 shares of common stock (6,336,256 shares subsequent to the forward split) in settlement of approximately $31,700 in debt with a former director of the Company. Texhoma recorded $446,200 as an expense. The Company issued 1,900,000 shares of common stock (7,600,000 shares subsequent to the forward split) in settlement of $38,000 in debt with a consultant of the Company; Texhoma recorded $542,800 in expenses.

On November 4, 2004, the Company issued 14,000,000 shares of restricted common stock (56,000,000 post forward split shares) for the acquisition of a 40% shareholding interest in the capital of Black Swan. The acquisition was accounted for using the equity method of accounting, and was the only operation recorded as an investment in Black Swan.

FORWARD  STOCK  SPLIT

On October 14, 2004, Texhoma approved a 4:1 forward stock split of its common stock. The forward stock split, which was effected on November 9, 2004, increased Texhoma's issued and outstanding shares from 25,203,063 shares to 100,812,252 shares of common stock.

ACQUISITION

On November 5, 2004, the Board of Directors completed the agreement with Capersia Pte. Ltd. to acquire a 40% interest of Black Swan Petroleum Pty. Ltd. ("Black Swan") for 14,000,000 new investment shares (56,000,000 shares subsequent to the forward split explained above) of Texhoma common stock.

9.  RELATED  PARTY

Texhoma, Black Swan, and Black Swan Thai had management and directors in common with its shareholders. At the end of 2004, Mr. Frank Jacobs was a director and the CEO of Black Swan and Black Swan Thai and on January 25, 2005 became a director and the CEO of Texhoma. Mr. Brian Alexander was the CFO of Black Swan and Black Swan Thai as well as a director and the CFO of Texhoma.

On October 1, 2003 the Company had approximately $7,300 of advances outstanding payable to Henry Rolling a former officer. On September 30, 2004 the Company received further advances of $431,000 from Mr. Rolling and subsequently issued 5,177,488 shares of its common stock for the settlement of $350,000 of advances payable.

During the three months ended December 31, 2004, $31,700 of debt was settled by the issuance of 6,336,256 post split shares of common stock. There was an $8,000 and $10,000 consulting fee outstanding that is payable to the director of Texhoma.

On or about December 10, 2004, the Company entered into a participation agreement with the "Clovelly Joint Venture," of which ORX Resources, Inc. is the Operator. Our current President and Director Max Maxwell served as Vice President of the Operator at the time we entered into the participation agreement in which the Company agreed to a 6%-participation in the Clovelly property. On February 14, 2006 the Company announced it had increased its working interest to 11% through the purchase of a further 5% working interest in this property. Mr. Maxwell became a Director of the Company on April 10, 2006.

On March 24, 2006, Mr. Jacobs, the Company's Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common stock at $0.04 per share, for an aggregate consideration of $300,000, which amount was paid from his personal funds, which funds were immediately used by the Company as a portion of the consideration paid by the Company for the purchase of certain oil and gas interests from Kilrush Petroleum, Inc., located in Allen Parish, Louisiana and Calcasieu Parish, Louisiana.

On April 10, 2006, Texhoma entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI") a lender of
Texhoma. Texhoma owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling by Black Swan Thai in March 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. Mr. Max Maxwell is a 50% owner of LOGI.

On May 15, 2006, LOGI provided the Company notice of its desire to convert its $735,000 Promissory Note, which amount remained from LOGI's Debt Conversion Agreement entered into with Texhoma in April 2006, into 18,375,000 shares of the Company's common stock and as a result of such conversion, LOGI now owns an aggregate of 22,375,000 shares of Company common stock. Mr. Max Maxwell, who became a Director of the Company on April 10, 2006, is a 50% owner of LOGI.

On June 1, 2006, the Company's Board of Directors approved the issuance of an aggregate of 10,000,000 options to the Company's officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan. All the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. Options were granted to Max Maxwell, Frank Jacobs, Brian Alexander, and Terje Reiersen.

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments. In connection with monies we owed Mr. Alexander in directors and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash. Mr. Alexander and the Company executed a letter of Mutual Release when Mr. Alexander resigned as an officer and director of the Company on September 27, 2006.

10.  CONVERTIBLE  LOAN

On December 7, 2004, the Company borrowed $50,000 from a related party. The loan is evidenced by a convertible promissory note. The loan bears interest at 5% per annum calculated 6 months after the advancement of funds. $25,000 is repayable on June 7, 2005 and the remaining balance, plus interest was due on

December 7, 2005. The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per shares.

11.  NET  LOSS  PER  SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods. There are 56,000,000 restricted shares and no warrants issued in the capital of Texhoma. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

11.  COMMITMENTS  AND  CONTINGENCIES

As discussed previously, management wound down Black Swan's operations in Thailand and Australia after unsuccessful drilling in the Concession. A determination has not made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

12.  SUBSEQUENT  EVENTS

In January 2005 Nuenco NL sold its 10% shareholding in Black Swan to Capersia Pte. Ltd. (6%) and Dormley Pty. Ltd. (4%) increasing those parties shareholdings to 20% and 40% respectively. In February 2005, International PetroReal Oil Corporation acquired 40% shareholding in Black Swan from Dormley Pty. Ltd. and Maxim Resources, Inc. acquired 20% from Capersia Pte. Ltd.

As of February 2005, the shareholders of Black Swan were Texhoma Energy, Inc., International PetroReal Oil Corporation and Maxim Resources, Inc. with shareholdings of 40%, 40%, and 20% respectively.

Black Swan recommenced exploration operation of Block B7/38 in 2004. The efforts culminated in the drilling of two exploration wells in February - March 2005 which proved void of commercially viable hydrocarbons. In June 2005 after active exploration the shareholders of Black Swan, including Texhoma, decided to discontinue the exploration efforts in Thailand and relinquished the Concession back to the government of Thailand.

On February 2, 2006, we executed a Sale and Purchase Agreement (the "Clovelly SPA") with Sterling Grant Capital, Inc. pursuant to which we will acquire a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana. We funded Clovelly SPA through a Joint Operating Agreement and issued Sterling Grant 2 million common shares of Texhoma and paid Sterling Grant $15,000.

On January 18, 2005, the Company accepted subscriptions for 4,000,000 shares of our common stock at $0.10 share. These funds were subsequently received but shares were not issued until December 5, 2005. On March 8, 2005 the Company issued 2,000,000 shares of our common stock at $0.10 per share.

On January 20, 2006 we divested our shareholding in Black Swan Petroleum Pty. Ltd. and Black Swan Petroleum (Thailand) Limited by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to further sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. However, the Company has learned that Black Swan has deregistered itself as an active company in Australia whilst Black Swan Thai has gone into voluntary receivership with little chance of the Company receiving any further benefit from the divestment.

On March 15, 2006, Texhoma's wholly-owned subsidiary, Texaurus Energy, Inc., which was formed in March 2006 as a Delaware corporation ("Texaurus"), entered into a Sales and Purchase Agreement with Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish, Louisiana, which represent a 10% working interest (7.3% net revenue interest) in such leases. The agreed purchase price of the Little White Lake Property is a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.

On March 28, 2006, with an effective date of January 1, 2006, Texaurus closed a Sales & Purchase Agreement to purchase certain interests from Kilrush Petroleum, Inc. in Allen Parish, Louisiana and Calcasieu Parish, Louisiana, for aggregate consideration of $5,225,000. Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus Master Fund, Ltd. ("Laurus").

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement with Laurus; a Registration Rights Agreement with Laurus and issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000 and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock and up to 49% of Texaurus' common stock.

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC.

On June 29, 2006, Texhoma closed the purchase of two (2) of the participation agreements, in connection with its entry into Assignments and Bill of Sales, pursuant to which it purchased two (2) oil and gas leases from Sunray Operating Company LLC ("Sunray"), which included the following "Leases":

     o Leases covering approximately 196 acres of land in Brazoria County, Texas. In connection with the purchase, Texhoma acquired an undivided 37.5% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8. Additionally, Sunray is entitled to a five-eighth of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout; and

     o Leases covering approximately 20 acres of land in Brazoria County, Texas. In connection with the purchase, Texhoma acquired an undivided 35% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8.


                                * * * * * * * * *


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of this amended Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in economic demands and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BUSINESS HISTORY
----------------

Texhoma Energy Inc. ("we," "us," the "Company", and "Texhoma"), was originally formed as a Nevada corporation on September 28, 1998 as Pacific Sports Enterprises, Inc. Our business objective was to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league, and consequently the member teams ceased operating activities in 1999. Thereafter, we were dormant without any business operations until October 20, 2000.

In May 2001, we changed our name to Make Your Move, Inc. and on September 20, 2004, we changed our name to Texhoma Energy, Inc. in connection with our change in business focus to oil and gas exploration and producing properties.

Effective May 28, 2004, we affected a 1:150 reverse stock split of our issued and outstanding shares of common stock. Effective November 9, 2004, we affected a 4:1 forward split of our issued and outstanding common stock. Unless otherwise stated all share amounts listed throughout this filing retroactively take into account both the May 28, 2004 reverse stock split and the November 9, 2004 forward stock split.

On November 5, 2004, we entered into a Sale and Purchase Agreement with Capersia Pte Ltd., a Singapore company ("Capersia"), to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Pty Ltd. ("Black Swan") and its wholly owned subsidiary Black Swan Petroleum (Thailand) Limited ("Black Swan Thai"). Black Swan Thai owned the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as "Block B7/38" (the "Concession").

Black Swan recommenced exploration operations of the Concession and Black Swan drilled two exploration wells in February and March 2005, which proved void of commercially viable hydrocarbons. In June 2005 after active exploration activities, the shareholders decided to discontinue the exploration efforts in Thailand and relinquished the Concession back to the government of Thailand.

On January 20, 2006 we divested our shareholding in Black Swan and Black Swan Thai by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. Black Swan has been deactivated in Australia and that Black Swan Thai has gone into voluntary liquidation with no prospect for the Company to receive any further proceeds from the sale.

On February 2, 2006, we executed a Sale and Purchase Agreement (the "Clovelly SPA") with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect (bringing our total working interest to 11%) located in Lafourche Parish, Louisiana. We funded Clovelly SPA through a Joint Operating Agreement and issued Sterling Grant 2 million common shares of Texhoma and paid Sterling Grant $15,000.

In connection with the Clovelly SPA described above, we agreed to fund the work program for the Clovelly South project in accordance with the Joint Operating Agreement. The Allain-Lebreton No. 2 well was drilled and plugged and abandoned in September 2006 with an approximate cost to the Company of $600,000. The Joint Venture has agreed to redrill the well on the southern exploration part of the property as well as drill a development well for the Proven Undeveloped reserves on the main salt-dome associated structure of the property.

On March 15, 2006, our wholly-owned subsidiary, Texaurus Energy, Inc., which was formed in March 2006 as a Delaware corporation ("Texaurus"), entered into a Sales and Purchase Agreement with Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish,

Louisiana, which represent a 10% working interest (7.3% net revenue interest) in such leases (the "Little White Lake Property"). The agreed purchase price of the Little White Lake Property is a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.

On March 28, 2006, with an effective date of January 1, 2006, Texaurus closed a Sales & Purchase Agreement to purchase certain interests from Kilrush Petroleum, Inc. in Allen Parish, Louisiana and Calcasieu Parish, Louisiana (the "Kilrush Property"), for aggregate consideration of $5,225,000. Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus.

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus a Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock at an exercise price of $0.04 per share and up to 961 shares of Texaurus' common stock at an exercise price of $0.001 per share, representing 49% of Texaurus' outstanding common stock.

The Securities Purchase Agreement and Laurus March 2006 funding is described in greater detail below under "March 2006 Laurus Master Fund, Ltd. Funding."


MARCH  2006  FUNDING  WITH  LAURUS  MASTER  FUND,  LTD.
-------------------------------------------------------

On March 28, 2006 (the "Closing"), Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus ("Registration Rights Agreement"); issued Laurus a Common Stock Purchase Warrant (the "Texaurus Warrant"); entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000 (the "Note"), and entered into various other agreements described below. Additionally, in connection with the Closing, we issued Laurus a Common Stock Purchase Warrant (the "Texhoma Warrant"), which agreements are described in greater detail below.

SECURED  TERM  NOTE
-------------------

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of October 18, 2006, the Contract Rate is ten and one quarter percent (10.25%) per year, with the Prime Rate at eight and one quarter percent (8.25%) as of October 18, 2006. However, interest is only due monthly on the amount of the note not in the Restricted Account (as described below), with the accrued interest on the amount of money in the Restricted
Account  due  only  on  the  Maturity  Date  of  the  Note.

Pursuant to the terms of the Note, $2,669,234.65 of the amount received by Texaurus in connection with the sale of the Note was placed into a "Restricted Account," for use for the consummation of the purchase of the Little White Lake Property in Louisiana (which was consummated in April 2006), and any and all other acquisitions of Texaurus, which funds shall be released to Texaurus solely in the discretion of Laurus.

Additionally, the Note provided for principal payments on the funds not put into the Restricted Account to be made each month, beginning on June 1, 2006, and continuing up to and including the Maturity Date. The amount of these monthly principal payments is equal to eighty percent (80%) of the gross production revenue received by Texaurus, relating to all oil and gas properties owned by Texaurus, for the prior calendar month, provided that the principal payments shall increase to one hundred percent (100%) of such gross production revenue if an Event of Default occurs (as defined in the Note).

If an Event of Default occurs under the Note, the Note shall bear additional interest in the amount of two percent (2%) per month above the then current interest rate of the Note, until such Event of Default is cured or waived. Additionally, upon the occurrence of and during the continuance of any Event of Default, Laurus can at its option, demand repayment in full of all obligations and liabilities owing by Texaurus to Laurus by way of a default payment equal to 130% of the outstanding principal amount of the Note and any accrued but unpaid interest thereon.

Additionally, we agreed to guaranty the Note and other obligations owing to Laurus pursuant to a Guaranty, the entry into a Master Security Agreement (described below) and the entry into a Stock Pledge Agreement, whereby we pledged the 100% of outstanding stock of Texaurus to Laurus to guarantee the payment and performance of all obligations and indebtedness owed to Laurus by Texaurus. Frank Jacobs, our Executive Chairman and one of our Directors, and the President, Chief Executive Officer and a Director of Texaurus provided $300,000 of personal funding to Texaurus in connection with the funding, by way of a subscription for 7,500,000 shares of our common stock at $0.04 per share.

In connection with the Closing, Texaurus paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to 3.5% of the Note, or $297,500; Energy Capital Advisors, LLC, an advisory fee equal to $495,000; which along with the $2,669,234.65 placed in the Restricted Account; certain amounts paid to various other parties, including our law firm, Laurus' law firm and certain of our advisors; and the $5,225,000 paid for the Kilrush, represented the entire $8,500,000 received in connection with the sale of the Note, as well as $200,000 of the funding provided by our Executive Chairman and Director, Frank Jacobs.

Additionally, in consideration for advisory services rendered in connection with the Closing, we granted Energy Capital Solutions, LLC, warrants to purchase up to 1,062,500 shares of our common stock at an exercise price of $0.04 per share. Energy Capital Solutions, LLC's warrants expire if unexercised at 5:00 P.M. C.S.T. on March 28, 2011.

REGISTRATION  RIGHTS  AGREEMENT
-------------------------------

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we have been unable to file to date, due to the fact that we are not current in our filings with the Commission.

TEXAURUS  WARRANT
-----------------

In connection with the Closing, Texaurus issued Laurus the Texaurus Warrant, which provides Laurus the right to purchase up to 961 shares of Texaurus common stock, representing 49% of Texaurus' outstanding common stock at an exercise price of $0.001 per share. The Texaurus Warrant is exercisable by Laurus at any time after the payment by Texaurus in full of the Note. The Texaurus Warrant will be subject to identical rights to registration as described above in connection with the Texhoma Registration Rights Agreement, when and if Texaurus completes an initial public offering and/or otherwise becomes publicly traded.

TEXHOMA  WARRANT
----------------

In addition to the Texaurus Warrant granted to Laurus by Texaurus, at the Closing, we granted Laurus a Common Stock Purchase Warrant (the "Texhoma Warrant"), to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share, which if exercised in full would provide us aggregate consideration of $425,000. The Texhoma Warrant expires if unexercised at 5:00 P.M. on March 28, 2011. The Texhoma Warrant contains a provision whereby Laurus is not able to exercise any portion of the Warrant, which exercise would cause it to hold more than 4.99% of our issued and outstanding common stock, unless an Event of Default under the Note has occurred (as described above) and/or if Laurus provides us 75 days prior written notice of their intent to hold greater than 4.99% of our issued and outstanding common stock.

MASTER  SECURITY  AGREEMENT
---------------------------

To secure the payment of the obligations of Texaurus incurred in connection with the Closing, Texaurus and we entered into a Master Security Agreement with Laurus, whereby Texaurus and we agreed to grant Laurus a continuing security interest in all of our cash, cash equivalents, accounts, accounts receivable, deposit accounts (including the amount in the Restricted Account, as described above), inventory, equipment, goods, fixtures, documents, instruments, contract rights, general intangibles, chattel paper, investment property, letter-of-credit rights, trademarks and applications, patents and applications, copyrights and applications and other intellectual property which Texaurus has or hereafter acquires; the Kilrush Property and any additional properties or interests acquired by Texaurus, as well as certain other interests associated with such properties.

SIDE  LETTER  AGREEMENT
-----------------------

In connection with the issuance of the Texaurus Warrant, we and Texaurus entered into a "Side Letter Agreement," whereby we and Texaurus agreed that following the exercise of the Texaurus Warrant by Laurus, we and Laurus would negotiate in good faith the terms of a shareholders agreement in connection with Texaurus, which among other things would provide for Laurus' consent to certain actions to be taken by Texaurus or us, including, declaring or paying any dividends, selling or disposing of any assets, entering into any transactions outside of the normal course of business, creating any mortgage, lien, charge or other form of encumbrance with respect to any assets, entering into any agreements with third parties, issuing or selling any capital stock, warrants or convertible securities, or appointing or replacing any outside accountants or auditors.

Lucayan Oil and Gas Investments, Ltd. Transactions
--------------------------------------------------

On April 10, 2006, we entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation, formerly Devon Energy Thai Holdings, Ltd. ("LOGI"). We had owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling in Thailand in March 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, and President of the Company on April 12, 2006. Mr. Maxwell obtained his 50% ownership in LOGI on April 10, 2006 in consideration for joining LOGI as an officer and director and introducing LOGI to various oil and gas opportunities.

On April 10, 2006, the Company entered into a convertible note with LOGI evidencing the $735,000 of debt which was still owed to LOGI after the Debt Conversion Agreement. On May 15, 2006, LOGI provided the Company notice of its desire to convert its $735,000 Promissory Note into 18,375,000 shares of the Company's common stock and as a result of such conversion, LOGI now owns an aggregate of 22,375,000 shares of Company common stock.

                                  RECENT EVENTS

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC.

On June 29, 2006, Texhoma closed the purchase of two (2) of the participation agreements, in connection with its entry into Assignments and Bill of Sales, pursuant to which it purchased two (2) oil and gas leases from Sunray Operating Company LLC ("Sunray"), which included the following "Leases":

 o Leases covering approximately 196 acres of land in Brazoria County, Texas. In connection with the purchase, Texhoma acquired an undivided 37.5% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8. Additionally, Sunray is entitled to a five-eighths of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout; and

     o Leases covering approximately 20 acres of land in Brazoria County, Texas. In connection with the purchase, Texhoma acquired an undivided 35% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8.

     We purchased the Leases from Sunray for aggregate consideration of $60,523, of which $30,523 was paid in cash and $30,000 was paid in the form of shares of our common stock, by the issuance of an aggregate of 375,000 units (each a "Unit"), which each includes one (1) share of common stock and one (1) warrant, which entitles the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant, which Units were valued at $0.08 per Unit.

Upon the closing of the Purchases we and Sunray agreed to enter into an operating agreement in connection with the development of the leases. Additionally, both we and Sunray agreed that should either party be unable or unwilling, for any reason, to participate in the drilling of the initial well on any of the leases described above, the non-participating party shall, at least 90 days prior to any expiration or any rental date under the leases, assign the participating party all of its right, title and interest in such lease.

On September 20, 2006, with an effective date of filing of September 21, 2006, we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock to three hundred million (300,000,000) shares of common stock, $0.001 par value per share, and to re-authorize one million (1,000,000) shares of preferred stock, $0.001 par value per share (the "Amendment").

Additionally, the Amendment provided that shares of our preferred stock may be issued from time to time in one or more series, with distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by our Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

PLAN OF OPERATIONS
------------------

The Company currently has interests in the following properties:

     1.   Louisiana  Production:  The  Company  has  working  interests  varying
          ---------------------
          from 7.42% to 11.76% in three producing properties: the Barnes Creek gas field, the Intracoastal City Field which produces also gas and the Edgerly field which produces oil. All these properties are located in Louisiana and for the month of June 2006 a Net production to Texhoma of 373 MCFD and 49 BOPD was recorded. Net remaining reserves of these fields are estimated by independent engineers at 210 MBBLS and 0.6 BCF. Any funding requirement for development drilling is fully provided through a restricted bank facility with Laurus.

     2.   Texas Drilling:  This  year  the  Company  plans to participate in the
          --------------
          drilling of four wells, specifically in the Buck Snag Field in Colorado County TX, the Sandy Point Field and the Manvel Field both in Brazoria County, TX.

     3.   Bayou Choctaw:  The  Company  has  a  16%  Working  Interest  in  the
          -------------
          Bayou Choctaw Project which has Proven Undeveloped Reserves in addition to exploration targets. The planned operations are to shoot a 3D-seismic survey in early 2007 followed by drilling later that year.

     4.   Clovelly:  The  Company's  interest  in  the  Clovelly  project is 11%
          --------
          and, as with the Bayou Choctaw project, it has both Proven Undeveloped reserves and exploration aspects. Both projects will be pursued with drilling in 2007.

The estimated net capital required for Texhoma's share of these operations is approximately $1.5 million dry hole cost. The company plans to fund these operations through the placement of common stock.



     TEXHOMA PROJECTS
     ----------------



        Producing Properties              WI
     ---------------------------       --------
     1 Intracoastal City Gas Field       8.00%          Texaurus     Producing; drill one well in 1 qrt 07
     2 Barnes Creek Gas Field           7.423%          Texaurus     Producing
     3 Edgerly Oil Field              11.7563%          Texaurus     Producing; drill one well in 2007

         Louisiana Drilling
     ---------------------------
    4 Bayou Choctaw                     16.00%          Texhoma      3D seismic and well(s) in 2007
    5 Clovelly South                    11.00%          Texhoma      Drill two wells in 2007

           Texas Projects
     ---------------------------
    6 Buck Snag Field                   30.00%          Texhoma       Drill in 2006
    7 Manvel Field                      20.00%          Texhoma       Drill two wells in 2006
    8 Sandy Point                       10.00%          Texhoma       Drill in 2006


RESULTS OF OPERATIOnsFOR THE THREE MONTHS ENDED DECEMBER 31, 2004, COMPARED TO
------------------------------------------------------------------------------
THE THREE MONTHS ENDED DECEMBER 31, 2003
----------------------------------------

We had no revenues for the quarter ended December 31, 2004. We had revenues of $6,250 for the quarter ended December 31, 2003.

We had general and administrative expenses of $1,009,290 for the three months ended December 31, 2004, compared to general and administrative expenses of $289,719 for the three months ended December 31, 2003, an increase in general and administrative expenses of $719,571 or 248.4% from the prior quarter. The increase in general and administrative expenses was mainly attributable to our hiring of additional employees and certain exploratory oil and gas drilling operations affected during the three months ended December 31, 2004, which expenses were not present during the three months ended December 31, 2003. The main reason for this increase in operational expenses was due to our acquisition of a 40% interest in Black Swan and Black Swan Thai during the three months ended December 31, 2004.

We had an operating loss of $1,009,290 for the three months ended December 31, 2004, compared to $283,469 for the three months ended December 31, 2003, an increase in operating loss of $725,821 or 256% from the prior period. The main reason for the increase in operating loss was the increased general and administrative expenses and the decrease in revenue for the three months ended December 31, 2004, compared to the three months ended December 31, 2003.

The minority interest in Black Swan and Black Swan Thai exploration expenses for the quarter ended December 31, 2004 increased to $275,444 as compared to $0 for the quarter ended December 31, 2003. The increase in the minority interest expense was due to the acquisition of Black Swan on November 5, 2004 and the preparation for the drilling of exploratory oil and gas wells on such property during the three months ended December 31, 2004. We have since abandoned our Black Swan venture.

Net loss for the three months ended December 31, 2004 was $1,284,734 compared to net loss for the three months ended December 31, 2003 of $283,469, an increase in net loss of $1,001,265 or 353% from the prior period. The main reasons for the increase in net loss were the increase of $719,571 in our general and administrative expenses and the $275,444 increase in minority interest exploration costs for the three months ended December 31, 2004, compared to the three months ended December 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2004, we had total assets, consisting solely of our investment in Black Swan, a long term asset, of $165,431.

We had total liabilities, consisting solely of current liabilities as of December 31, 2004 of $266,572, which included accounts payable and accrued liabilities of $7,253, amounts due to Capersia, a shareholder, of $100,000 and a convertible loan of $50,000.

We had negative working capital of $266,572 and an accumulated deficit of $5,827,247 as of December 31, 2004.

On January 18, 2005, the Company accepted subscriptions for 4,000,000 shares of our common stock at $0.10 share. These funds were subsequently received but shares not issued until December 5, 2005. On March 8, 2005 the Company issued 2,000,000 shares of our common stock at $0.10 per share.

In March 2006, our wholly owned Subsidiary Texaurus entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), whereby Texaurus sold a Secured Term Note in the amount of $8,500,000 to Laurus. Texaurus subsequently used all but approximately $218,669 in connection with the Little White Lake Property and Kilrush Property acquisitions, with the remaining amount going into a restricted account for use only by Texaurus in connection with further development of the properties held by Texaurus.

In March 2006, we raised $300,000 from the sale of 7,500,000 shares of our common stock, which shares were sold at $0.04 per share, to our then Chief Executive Officer, and current Director, Frank Jacobs. From June to September 2006, we sold an aggregate of 4,550,000 units to four investors for aggregate consideration of $364,000, or $0.08 per unit, which units included one (1) share of common stock and one (1) one year warrant to purchase one (1) share of our common stock for $0.15 per share. We have subsequently used the majority of this funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray, as described above.

We believe that we have sufficient funds to repay the interest and principal payments on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus, and as such, the required payment of such Secured Term Note will not adversely impact our future current assets or cash on hand.

However, to continue our planned oil and gas operations the Company remains reliant on raising further equity funds and our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may have to raise additional capital and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

We have no current commitments from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

                                  RISK FACTORS
                            -------------------------

Our business is subject to many risk factors, including the following (references to "our," "us," "we," and words of similar meaning in these Risk Factors refer to the Company, and the Company's wholly owned subsidiary Texaurus Energy, Inc. ("Texaurus"), unless the context suggests otherwise):

                        RISKS RELATING TO OUR OPERATIONS

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We raised $8,500,000 from the sale of a Secured Term Note to Laurus Master Fund, Ltd. ("Laurus") in March 2006. However, approximately $7,894,235 of the amount borrowed from Laurus, was subsequently used to purchase the Little White Lake Property and the Kilrush Property; and to pay closing costs and fees in connection with the various funding transactions. We raised an aggregate of $314,000 through the sale of 3,925,000 units at a price of $0.08 per unit during June and July 2006, which units each included one (1) share of common stock and
(1) one year warrant to purchase (1) share of our common stock at an exercise price of $0.15 per share.

We believe that the funds remaining from the sale of the Note to Laurus, the funds raised through the placement of new equity, and revenue received from the sale of oil and gas production will allow us to pay our outstanding liabilities and continue our business operations for at least the next six months. However, as described below, we cannot be sure that we will find any oil and/or gas on our properties in the future, our current properties will continue to produce, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the future sale of any oil and gas we may discover in the future. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, if any, we may need to raise additional capital substantially faster than six months, which we currently estimate such previously borrowed monies will last. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which bears interest at the rate of 10.25% per year (as of October 18, 2006), which is due and payable on March 27, 2009, and which principal is payable by way of a production payment equal to 80% of the gross production revenue received by Texaurus in connection with the Little White Lake, the Edgerly and the Barnes Creek Properties

There can be no assurance that we will have sufficient funds to pay any principal or interest on the Note when due on March 27, 2009, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $8,500,000 to repay the Note (not including any adjustments for payment of principal in connection with production payments paid by Texaurus) by March 27, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON MAX MAXWELL AND FRANK JACOBS, OUR OFFICERS AND DIRECTORS, AND IF THEY WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING SIMILARLY QUALIFIED OFFICERS AND DIRECTORS.

Our success depends upon the personal efforts and abilities of Max Maxwell, our Chief Executive Officer, President and Director and Frank Jacobs, our Executive Chairman and Director. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Maxwell and Mr. Jacobs and our ability to attract qualified contractors and consultants on an as-needed basis. We face continued competition for such contractors and consultants, and may face competition for the services of Mr. Maxwell and/or Mr. Jacobs in the future. We do not have any employment contracts with Mr. Maxwell or Mr. Jacobs, nor do we currently have any key man insurance on Mr. Maxwell or Mr. Jacobs. Mr. Jacobs and Mr. Maxwell are our driving forces and are responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Maxwell or Mr. Jacobs and/or attract and retain such contractors and consultants in the future. The loss of either Mr. Maxwell or Mr. Jacobs, or both and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

WE HAVE BECOME AWARE THAT SPAM EMAILS REFERENCING THE COMPANY HAVE RECENTLY BEEN DISSEMINATED, WHICH COULD AFFECT THE MARKET FOR AND/OR THE VALUE OF OUR COMMON STOCK.

It has come to our attention that over the past several weeks spam-emails which contain false and misleading information about our company have been disseminated over the internet. The spam-emails distributed by third parties that are not associated with the Company or its Officers or Directors have not been authorized, sanctioned or paid for by the Company. We caution investors to review our most recent Form 8-K filings with the Commission, our official press releases and our periodic filings, which we anticipate filing and amending over the next several weeks, before making any investment in us.

While we are not responsible for the dissemination of the spam-emails and are not aware of who was responsible, we have been contacted by the Commission and have been requested to voluntarily provide shareholder information and disclosures in connection with the origins of the dissemination of such spam emails. The Company is fully cooperating with the Commission.

The fact that someone is disseminating spam emails about our company and the fact that the Commission is looking into such emails may be perceived by potential investors as a negative factor which could adversely affect the market for and/or the value of our stock.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO ADDITIONAL COMMERCIALLY EXPLOITABLE OIL OR GAS WILL BE FOUND AND THAT OUR BUSINESS WILL FAIL.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that our properties contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration, and often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS OPERATIONS, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF MONEY IN CONNECTION WITH LITIGATION AND/OR A SETTLEMENT.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, caterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

WE REQUIRE SUBSTANTIAL ADDITIONAL FINANCING TO CONTINUE OUR EXPLORATION AND DRILLING ACTIVITIES, WHICH FINANCING IS OFTEN HEAVILY DEPENDENT ON THE CURRENT MARKET PRICE FOR OIL AND GAS, WHICH WE ARE UNABLE TO PREDICT.

Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for oil and/or gas were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, that it will not involve issuing securities senior to the common stock or equity financings which will be dilutive to holders of common stock. Such issuances, if made, would likely cause a decrease in the value of our common stock.

THE MARKET FOR OIL AND GAS IS INTENSELY COMPETITIVE, AND AS SUCH, COMPETITIVE PRESSURES COULD FORCE US TO ABANDON OR CURTAIL OUR BUSINESS PLAN.

The market for oil and gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two Directors and a small number of executive officers and employees. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

THE PRICE OF OIL AND NATURAL GAS HAS HISTORICALLY BEEN VOLATILE AND IF IT WERE TO DECREASE SUBSTANTIALLY, OUR PROJECTIONS, BUDGETS, AND REVENUES WOULD BE ADVERSELY EFFECTED, AND WE WOULD LIKELY BE FORCED TO MAKE MAJOR CHANGES IN OUR OPERATIONS.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

     o    the  level  of  consumer  demand  for  oil  and  natural  gas;

     o    the  domestic  and  foreign  supply  of  oil  and  natural  gas;

     o the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

     o    the  price  of  foreign  oil  and  natural  gas;

     o    domestic  governmental  regulations  and  taxes;

     o    the  price  and  availability  of  alternative  fuel  sources;

     o    weather  conditions;

     o market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

     o    worldwide  economic  conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

OUR ESTIMATES OF RESERVES COULD HAVE FLAWS, OR MAY NOT ULTIMATELY TURN OUT TO BE CORRECT OR COMMERCIALLY EXTRACTABLE AND AS A RESULT, OUR FUTURE REVENUES AND PROJECTIONS COULD BE INCORRECT.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the engineers' estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with our oil and gas assets may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that additional or further reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

OUR OPERATIONS ARE HEAVILY DEPENDENT ON CURRENT ENVIRONMENTAL REGULATIONS, WHICH WE ARE UNABLE TO PREDICT, AND WHICH MAY CHANGE IN THE FUTURE, CAUSING US TO EXPEND SUBSTANTIAL ADDITIONAL CAPITAL.

Public interest in the protection of the environment has increased dramatically in recent years. Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our financial condition. If this were to happen, any investment in us could be lost.

                   RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED TERM NOTE, TEXHOMA WARRANT OR TEXAURUS WARRANT, WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

The Secured Term Note, Texhoma Warrant and Texaurus Warrant, are secured by Laurus by a continuing security interest in all of our assets, including without limitation, our cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire rights, title or interest to. As a result, if we default under any provision of the Note, Texhoma Warrant or Texaurus Warrant or we fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our common stock could become worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Texhoma Warrant, pursuant to a Registration Rights Agreement, and we plan to register such shares pursuant to a Form SB-2 Registration Statement, once we become current in our filings with the Commission. We agreed pursuant to the Registration Rights Agreement to use our best efforts to file the Registration Statement by May 29, 2006 (60 days after the Closing) and to obtain effectiveness of such registration statement by September 25, 2006 (180 days after the Closing), neither of which deadlines we have met. To date, Laurus has not contacted us regarding any potential defaults under the Registration Rights Agreement, but if they contact us in the future, and our failure to file and obtain effectiveness of the registration statement is found to create a default under the Note, we could be forced to pay penalties to Laurus. As a result, we could be forced to abandon or scale back our current planned operations and/or raise additional capital, which could cause substantial dilution to our existing shareholders.

THE TEXHOMA WARRANT CONTAINS PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 4.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE
(75)  DAYS  NOTICE  OR  AN  EVENT  OF  DEFAULT  OCCURS.

Although Laurus may not exercise its Texhoma Warrant if such exercise would cause it to own more than 4.99% of our outstanding common stock, the Texhoma Warrant also contains provisions which provide for the 4.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 4.99% of our common stock or upon the occurrence of an event of default (as defined under the Note). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and our Registration Statement covering Laurus' securities is declared effective, Laurus may fully exercise the Texhoma Warrant and fully convert the Texhoma Warrant into shares of our common stock. If this were to happen, the subsequent sale of such shares in the marketplace, if affected, could cause immediate and substantial dilution to our then existing shareholders.

IF AN EVENT OF DEFAULT OCCURS UNDER THE NOTE, TEXHOMA WARRANT OR TEXAURUS WARRANT OR ANY OF THE RELATED AGREEMENTS, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTE.

The Secured Term Note, Texhoma Warrant and Texaurus Warrant include provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under the Note due and payable if an event of default occurs under the Note, which events of default include:

     o    our  failure  to  pay  amounts  due  under  the  Note;

     o breach of any covenants under the Note, if not cured in the time periods provided;

     o    breach  of  any  warranties  found  in  the  Note;

     o the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable;

     o any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects;

     o an indictment or other proceedings against us or any executive officer; or

     o a breach by us of any provision of the Securities Purchase Agreement, or any other Related Agreement entered into in connection with the sale of the Notes.

If any event of default were to occur under the Note and Laurus was to make the entire amount of the Note immediately due and payable, and we did not have sufficient funds on hand to pay such amounts, we could be forced to sell some or all of our assets at less than fair market value, and/or abandon or curtail our business plan and operations.

THE ISSUANCE OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF THE TEXHOMA WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

Once we are able to file a registration statement covering the shares of common stock issuable in connection with the exercise of the Texhoma Warrant, which we do not anticipate being able to file until such time as we are current in our filings, or Laurus has held such warrant for more than one (1) from its date of issuance, March 15, 1006, the issuance of common stock upon exercise of the Texhoma Warrant will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on exercise of the Texhoma Warrant, which has an exercise price of $0.04 per share, currently less than the average trading value of our common stock during the past thirty days. Although Laurus may not exercise its warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, this restriction does not prevent Laurus from exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will likely cause the value of our common stock to decline in value (if such common stock is trading at more than $0.04 per share prior to such sales) and will likely also cause substantial dilution to our common stock.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

THE MARKET FOR OUR COMMON STOCK MAY BE VOLATILE.

The market for our common stock on the Pinksheets has historically been volatile and we anticipate that such market, and the market for our common stock on the

Over-The-Counter Bulletin Board (which we plan to trade our shares once we become current in our filings, of which there can be no assurance) will continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  increased  competition;  and
     (4) conditions and trends in the oil and gas exploration industry and the market for oil and gas.

Our common stock is traded on the Pinksheets under the symbol "TXHE." In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company's product or services, the level and intensity of competition in the industry and the pricing pressures that may result, the Company's ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.



                           PART III OTHER INFORMATION
                           --------------------------

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

ITEM 2. CHANGES IN SECURITIES

Stock for Services Compensation Plan
------------------------------------

In accordance with the Company's Stock for Services Compensation Plan, on August 26, 2004, the Company filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans" registering the Shares of Common Stock under the Stock for Services Compensation Plan in the amount of up to 44,000,000 post split shares at various exercise prices. In accordance, the Board of Directors is authorized, without further shareholder approval, to issue shares of common stock from time to time to acquire up to an aggregate of 44,000,000 post split shares of the Company's Common Stock.

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

FORWARD STOCK SPLIT
-------------------

On October 14, 2004, the Board of Directors of the Company, at a special meeting, authorized and approved, a forward stock split of up to 1:4 of the Company's issued and outstanding shares of Common Stock (the "Forward Stock Split"). The matters upon which shareholder action was taken pursuant to the October 14, 2004, Written Consent included approval and authorization for the Board of Directors to effect the Forward Stock Split, which was effected on approximately November 9, 2004. The Forward Stock Split increased the Company's issued and outstanding shares of Common Stock from 25,203,063 shares to 100,812,252 shares of Common Stock as of November 9, 2004.

RECENT  SALES  OF  EQUITY  SECURITIES
-------------------------------------

On October 1, 2003, the Company had approximately $7,300 of advances outstanding payable to Henry Rolling a former officer. On September 30, 2004 the Company received further advances of $431,000 from Mr. Rolling and subsequently issued 5,177,488 shares of its common stock for the settlement of $350,000 of advances payable.

In August 2004, we issued an aggregate of 180,000,000 post forward split shares of common stock to certain individuals, who were up for election as our

Directors  and  a  related  entity.   All  180,000,000  of  these  shares  were
subsequently cancelled by us in November 2004, when those individuals withdrew as candidates as our Directors.

On October 5, 2004, the Company issued 6,336,256 (post 4:1 forward split shares) Form S-8 registered shares in settlement of approximately $31,700 in debt with a former Director of the Company. Charges of approximately $446,200 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

On October 5, 2004, the Company issued 7,600,000 Form S-8 registered shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

Pursuant to a Share Sale and Purchase Agreement with Capersia Pte. Ltd. effective November 5, 2004, the Company acquired a 40% interest of Black Swan Petroleum Pty. Ltd. for the issuance of 56,000,000 post forward split shares, and $150,000. This transaction constituted a change in control of the Company. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer

On March 8, 2005, 2,000,000 shares of common stock were issued to an individual in connection with a private placement at $0.10 share. The Company received $200,000 in connection with the private placement. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In December 2005, an aggregate of 4,000,000 shares of common stock were issued to an individual and an entity in connection with a private placement of $0.10 share for which the Company received $400,000. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In February 2006, 2,000,000 shares of common stock were issued to Sterling Grant Capital, Inc., in connection with the acquisition of a 5% working interest in the Clovelly South field. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On March 24, 2006, Mr. Jacobs, the Company's then Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common stock at $0.04 per share, for aggregate consideration of $300,000, which amount was paid from his personal funds, which funds were immediately used by the Company as a portion of the consideration paid by the Company for the purchase of certain oil and gas interests. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On March 28, 2006, in connection with the Closing, we granted Laurus a Common Stock Purchase Warrant to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share and sold Laurus an $8,500,000 Secured Term Note. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), for the issuance of the Common Stock Purchase Warrant and Note.

On March 28, 2006, in connection with the Closing, Texaurus granted Laurus a Common Stock Purchase Warrant, which provides Laurus the right to purchase up to 961 shares of Texaurus' common stock, representing 49% of Texaurus' outstanding common stock at an exercise price of $0.001 per share. Texaurus claims an exemption from registration afforded by Rule 506 of Regulation D under the Act, for the issuance of the Common Stock Purchase Warrant.

On March 28, 2006, in consideration for advisory services rendered in connection with the Closing, we granted Energy Capital Solutions, LLC, warrants to purchase up to 1,062,500 shares of our common stock at an exercise price of $0.04 per share, which warrants expire if unexercised at 5:00 P.M. C.S.T. on March 28, 2011. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Act, for the issuance of the warrants.

On April 10, 2006, we issued 37,500,000 to Structured Capital Corporation (which was later distributed among several entities) in connection with our purchase of certain oil and gas interests in Louisiana. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On April 10, 2006, Texhoma entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling in Thailand in March 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On May 15, 2006, LOGI provided the Company notice of its desire to convert its $735,000 Promissory Note, which amount remained from LOGI's Debt Conversion Agreement entered into with Texhoma in April 2006, into 18,375,000 shares of the Company's common stock and as a result of such conversion, LOGI now owns an aggregate of 22,375,000 shares of Company common stock. The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, and President of the Company on April 12, 2006. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On June 1, 2006, the Company's Board of Directors approved the issuance of an aggregate of 10,000,000 options to the Company's officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan. All the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. Options were granted to Max Maxwell, Frank Jacobs, Brian Alexander, and Terje Reiersen. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, on June 1, 2006, the Board of Directors approved the issuance of 2,000,000 options to another consultant to the Company in consideration for investor relations services rendered to the Company. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009, or as provided in an Option Agreement to be drafted subsequent to the grant, to evidence such options. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On June 3, 2006, Texhoma entered into a Subscription Agreement with an individual, pursuant to which such individual purchased 1,925,000 units (each consisting of one restricted share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.15 per share), which warrant expires if unexercised on June 3, 2007, for aggregate consideration of $154,000. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On June 3, 2006, Texhoma entered into a Subscription Agreement with an individual, pursuant to which such individual purchased 1,000,000 units (each consisting of one restricted share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.15 per share), which warrant expires if unexercised on June 3, 2007, for aggregate consideration of $80,000. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On June 29, 2006, in connection with our entry into a Bill of Sales, in connection with the purchase of two (2) oil and gas leases from Sunray Operating Company, LLC, we agreed to issue an aggregate of 375,000 shares of common stock and an aggregate of 375,000 warrants, which entitle the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On July 1, 2006, Texhoma entered into a Subscription Agreement with an individual, pursuant to which such individual purchased 1,000,000 units (each consisting of one restricted share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.15 per share), which warrant expires if unexercised on July 1, 2007, for aggregate consideration of $80,000. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

On September 15, 2006, we entered into a Subscription Agreement with an entity, pursuant to which such entity purchased 625,000 units for aggregate consideration of $50,000 (each consisting of one restricted share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.15 per share), which warrant expires if unexercised on September 15, 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. A 6% commission was paid by the Company in connection with the sale of the 625,000 units.

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments. In connection with monies we owed Mr. Alexander in directors and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash in connection with Mr. Alexander's resignation as an officer of the Company and in connection with his entry into a Mutual Release with us entered into on September 27, 2006. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this amended Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to file our 2005 or 2006 quarterly and annual reports.

 (b) Changes in internal control over financial reporting. Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission. Additionally, as we have recently spent significant time and expense to complete the required audit of Black Swan in connection with GAAP, and we do not currently have any plans to acquire any other foreign oil and gas interests, we believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

DELINQUENT FILING OF SEC REPORTS AND INADEQUACIES OF DISCLOSURES

Due to accounting issues in connection with the audit of Black Swan, we failed to timely file with the Securities and Exchange Commission ("SEC") certain of our periodic reports, including our annual reports on Form 10-KSB for the year ended September 30, 2005, and our Form 10-QSB reports for our 2005 and 2006 fiscal years. We are currently working to complete and file all of our delinquent annual and quarterly reports and hope to become current with the SEC in the near future.

ITEM 6. EXHIBITS AND OTHER INFORMATION ON FORM 8-K

(A) EXHIBITS.

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
---------------------     -----------------------------
         3.1(T)           Certificate of Amendment to Articles of Incorporation
                          increasing the authorized shares of common stock to 300,000,000 shares

        10.1(1) Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

        10.2(1) Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

        10.3(2)           Sales And Purchase Agreement With Structured Capital
                          Corp.

        10.4(2)           Sales & Purchase Agreement With Kilrush Petroleum

        10.5(2)           Securities Purchase Agreement

        10.6(2)           Secured Term Note

        10.7(2)           Warrant Agreement (Texaurus)

        10.8(2)           Warrant Agreement (Texhoma)

        10.9(2)           Registration Rights Agreement

        10.10(2)          Stock Pledge Agreement

        10.11(2)          Side Letter Agreement

        10.12(2)          Guaranty Of Texaurus

        10.13(2)          Personal Guaranty Of Frank Jacobs

        10.14(2)          Warrant With Energy Capital Solutions, Llc

        10.15(2)          Frank Jacobs Subscription Agreement

        10.16(5)          Sales And Purchase Agreement With Structured
                          Capital Corp.

        10.17(6)          First Amendment To Sales And Purchase Agreement

        10.18(6) Mortgage, Security Agreement, Finance Statement And Assignment Of Production

        10.19(6)          Collateral Assignment

        10.16(7) Debt Conversion Agreement With Lucayan Oil And Gas Investments, Ltd.

        10.17(7)          Note With Lucayan Oil And Gas Investments,
                          Ltd.

        16.1(3)           Letter From Chisholm, Bierwolf & Nilson,
                          Llc

        16.2(4)           Letter From Chisholm, Bierwolf & Nilson, Llc

        31.1*             Certificate Of The Chief Executive
                          Officer And Chief Financial Officer Pursuant To
                          Section 302 Of The Sarbanes-Oxley Act Of 2002

        32.1*             Certificate Of The Chief Executive
                          Officer Of Chief Financial Officer Pursuant To
                          Section 906 Of The Sarbanes-Oxley Act Of 2002

*     FILED HEREWITH.

(T) Filed as an exhibit to our Form 8-k, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1) Filed as exhibits to the Company's Form 8-k filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2) Filed as exhibits to the Company's Form 8-k filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-k filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to our Form 8-k filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5) Filed as an exhibit to our Form 8-k, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6) Filed as exhibits to our Form 8-k, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7) Filed as exhibits to our Form 8-k, filed with the Commission on May 24, 2006, an incorporated herein by reference.

B) REPORTS ON FORM 8-K
----------------------

The Company filed the following report on Form 8-K during the period covered by this report:

November  12,  2004  -   To  Report  our  acquisition  of  Black  Swan  and  the
                         resulting change in control, as well as the fact that certain of our previous director nominees were not appointed as directors of the Company.





                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant

Date: November 2, 2006          Texhoma Energy, Inc.
                             By: /s/Max Maxwell
                                 -------------------
                                 Max Maxwell
                                 President Chief Executive Officer
                                (Principle Executive Officer,
                                 Principle Financial Officer)