Form 10QSB/A
period 2005-03-31
TEXHOMA ENERGY INC
filed 2007-02-28
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __         No     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___        No    X

The number of shares of the issuer’s common equity outstanding as of January 15, 2007, was 181,474,724 shares of common stock.

Transitional Small Business Disclosure Format (check one):
Yes __       No  X

The Registrant is filing this Amended Report on Form 10-QSB to include a revised consolidated accounting of the assets of Black Swan (as defined below) pursuant to generally accepted accounting principles (“GAAP”). Additionally, all sections of this amended 10-QSB, other than the financials, and results of operations, which are as of March 31, 2005, have been updated to be current as of the filing date of this amended Report. Subsequent to the filing of the amended Report on Form 10-QSB, the Registrant plans to amend its previously filed reports for the period ending June 30, 2005 in accordance with the proper GAAP accounting of the Black Swan assets. After all of the amended reports are filed, the Registrant plans to file all of its delinquent reports and become current in its filings with the Commission.

TEXHOMA ENERGY, INC.
INDEX TO FORM 10-QSB/A FILING
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 and 2004

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION PAGE	PAGE

Item 1.Financial Statements
Consolidated Condensed Balance Sheet
As of March 31, 2005 and September 30, 2004	F-1
Consolidated Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2005 and 2004 and from Inception	F-2

Consolidated Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2005
and 2004 and from Inception	F-3

Notes to Consolidated Condensed Financial Statements	F-4

Item 2.Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10

PART II
OTHER INFORMATION

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
( An Exploration Stage Company)
CONSOLIDATED CONDENSED BALANCE SHEET

	March 31,	September 30,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$12,297	-
Total current assets	12,297

TOTAL ASSETS	$12,297	-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,470	41,361
Accrued Compensation	41,509	131,000
Notes Payable Affiliate	895,000	-
Total current liabilities	958,979	172,361
Note Payable Affiliate	50,000	-
Total liabilities	1,008,979	172,361

STOCKHOLDERS' DEFICIT:
Preferred Stock, $.001 par value;
1,000,000 shares authorized no shares issued	-	-
Common Stock, $.001 par value;	-	-
200,000,000 shares authorized;
104,812,225 and 30,875,996 shares issued and outstanding	104,812	7,719
Paid in capital	7,143,502	4,362,433
Accumulated deficit	(8,244,996)	(4,542,513)
Total stockholders' deficit	(996,682)	(172,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,297	$-

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE PERIOD FROM SEPTEMBER 28, 1998 (INCEPTION) TO MARCH 31, 2005

					For the Period
					from September 28, 1998
	Three Months Ended		Six Months Ended		(inception) to
	2005	2004	2005	2004	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$6,250	$-	$12,500	$31,250
	-	6,250	-	12,500	31,250
OPERATING EXPENSES:
General and administrative	114,429	348,234	1,123,719	637,953	5,607,639
Sales and marketing	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Total operating expenses	114,429	348,234	1,123,719	637,953	5,607,639

OPERATING LOSS	(114,429)	(341,984)	(1,123,719)	(625,453)	(5,576,389)

OTHER (INCOME) AND EXPENSES
Minority Interest in Exploration Costs	2,140,709	-	2,416,153	-	2,416,153
Impairment of Investment Black Swan	291,930		291,930		291,930
Early Extinguishment of Debt	(129,319)	346,000	(129,319)	346,000	(129,319)
Research and Development	-	-	-	-	89,843
Total other expense	2,303,320	346,000	2,578,764	346,000	2,668,607
LOSS BEFORE INCOME TAXES	(2,417,749)	(687,984)	(3,702,483)	(971,453)	(8,244,996)
INCOME TAX (BENEFIT) PROVISION	-	-	-	-	-
NET LOSS	(2,417,749)	(687,984)	(3,702,483)	(971,453)	(8,244,996)

NET LOSS PER SHARE:
Basic:	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Diluted:	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	102,990,030	21,988,933	100,581,833	19,601,433
Diluted	102,990,030	21,988,933	100,581,833	19,601,433

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

			For the Period
			from September 28, 1998
			(inception) to
	2005	2004	March 31, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(3,702,483)	$(971,453)	(8,244,996)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	-	-
Stock issued for services	1,065,078	740,420	4,547,189
Stock issued for compensation	-	100,000	888,042
Minority Interest in Joint Venture	2,416,153	-	2,416,153
Impairment of Investment Black Swan	291,930	-	291,930
Changes in assets and liabilities:
Accrued Liabilities	(18,891)	74,999	14,133
Accounts payable	(89,490)	15,772	(109,272)
Net cash (used in) operating activities	(37,703)	(40,262)	(196,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Venture	(1,245,000)		(1,245,000)
Loans from Affiliates	945,000	1,426	934,044
Net cash (used in) provided by investing activities	(300,000)	1,426	(310,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes from Affiliates	-	38,836	-
Repayment of Debt	(50,000)	-	(50,000)
Proceeds from issuance of common stock	400,000	-	400,000
Net cash provided by financing activities	350,000	38,836	350,000

INCREASE IN CASH	12,297	-	(157,777)
CASH, BEGINNING OF YEAR	-	-	157,777
CASH, END OF YEAR	$12,297	$-	$0

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended March 31, 2005 and 2004

1. INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2004 as filed with the SEC.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur material operating losses and has failed to generate positive cash flow from operations.

2. DESCRIPTION OF BUSINESS

Texhoma Energy, Inc. formerly Make Your Move, Inc. was incorporated in the state of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc. During the three and six months ended March 31, 2005, the Company acquired a 40% interest in Black Swan Petroleum Pty. Ltd. (“Black Swan”) which has a wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. (“Black Swan Thai”).

Black Swan Thai was registered with the Ministry of Commerce in Thailand on January 20, 1999 to engage in the exploration and production of crude oil and natural gas, and is domiciled in Thailand. Black Swan Thai held a 100% interest in “Block B7/38” (Petroleum Concession 1/2542/670), a petroleum exploration concession offshore Thailand. The concession is located in Chumphon Basin, Gulf of Thailand, adjacent to the Eastern Thai coastline, in water depths averaging 20 meters. This acquisition resulted in a change in control of Texhoma. Texhoma currently trades on the pink sheets under the symbol “TXHE”.

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

3. GOING CONCERN

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

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had losses from operations and had no revenues from operations the three months ended March 31, 2005 and 2004. During three months ended March 31, 2005 and 2004 the Company incurred net losses of $2,417,749 and $687,984, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. There is no assurance that the Company will receive the necessary loans required to funds its exploration plans.

* * * * * * * * *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This portion of this amended Quarterly Report on Form 10-QSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our ability to manage growth, involvement in litigation, competition, ongoing contractual relationships, dependence upon key personnel, changes in economic demands and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” further detailed in this report, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Business History

Texhoma Energy Inc. (“we,” “us,” the “Company”, and “Texhoma”), was originally formed as a Nevada corporation on September 28, 1998 as Pacific Sports Enterprises, Inc. Our business objective was to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league, and consequently the member teams ceased operating activities in 1999. Thereafter, we were dormant without any business operations until October 20, 2000.

In May 2001, we changed our name to Make Your Move, Inc. and on September 20, 2004, we changed our name to Texhoma Energy, Inc. in connection with our change in business focus to oil and gas exploration and production.

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

On November 5, 2004, we entered into a Sale and Purchase Agreement with Capersia Pte. Ltd., a Singapore company (“Capersia”), to acquire 40% of the issued and outstanding shares in the capital of Black Swan Petroleum Pty. Ltd. (“Black Swan”) and its wholly owned subsidiary Black Swan Petroleum (Thailand) Limited (“Black Swan Thai”). Black Swan Thai owned the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as “Block B7/38” (the “Concession”).

Black Swan recommenced exploration operations of the Concession and Black Swan drilled two exploration wells in February and March 2005, which proved void of commercially viable hydrocarbons. In June 2005 after completion of the exploration activities, the shareholders decided to discontinue the exploration efforts in Thailand and relinquished the Concession back to the government of Thailand.

On January 20, 2006 we divested our shareholding in Black Swan and Black Swan Thai.

After the exploration venture in Thailand the Board of Directors of the Company decided to shift its focus to domestic oil and gas exploration and production, with a particular focus on south Louisiana and east Texas, including near-shore Gulf of Mexico.

On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect (bringing our total working interest to 11%) located in Lafourche Parish, Louisiana.

As a result, the Company agreed to fund the work program for the Clovelly South project in accordance with the Joint Operating Agreement for the property. The Allain-Lebreton No. 2 well was drilled and plugged and abandoned in September 2006 with an approximate cost to the Company of $630,000. The Joint Venture has tentatively agreed to redrill the well on the southern exploration part of the property as well as drill a development well for the Proven Undeveloped reserves on the main salt-dome associated structure of the property.

On March 15, 2006, our wholly-owned subsidiary, Texaurus Energy, Inc., which was formed in March 2006 as a Delaware corporation ("Texaurus"), entered into a Sales and Purchase Agreement with Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish, Louisiana. The 8% working interest (5.38167% net revenue interest) in the Intracoastal City field was acquired for: a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus a Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock at an exercise price of $0.04 per share.

In addition Laurus can acquire up to 961 shares of Texaurus’ common stock at an exercise price of $0.001 per share, representing 49% of Texaurus’ outstanding common stock.

The Securities Purchase Agreement and Laurus March 2006 funding is described in greater detail below under “March 2006 Laurus Master Fund, Ltd. Funding.”

On March 28, 2006, with an effective date of January 1, 2006, Texaurus closed a Sales & Purchase Agreement to purchase certain interests in the Barnes Creek gas field and the Edgerly field from Kilrush Petroleum, Inc. Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus.

March 2006 Funding with Laurus Master Fund, Ltd.

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

SECURED TERM NOTE

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of February 7, 2007, the Contract Rate is ten and one quarter percent (10.25%) per year, with the Prime Rate at eight and one quarter percent (8.25%) as of February 7, 2007.

Additionally, the Note provided for principal payments on the funds to be made each month, beginning on June 1, 2006, and continuing up to and including the Maturity Date. The amount of these monthly principal payments is equal to eighty percent (80%) of the gross production revenue received by Texaurus, relating to all oil and gas properties owned by Texaurus, for the prior calendar month, provided that the principal payments shall increase to one hundred percent (100%) of such gross production revenue if an Event of Default occurs (as defined in the Note).

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

In connection with the Closing, Texaurus paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to 3.5% of the Note, or $297,500; Energy Capital Advisors, LLC, an advisory fee equal to $495,000; certain amounts paid to various other parties, including our law firm, Laurus' law firm and certain of our advisors; and the $5,225,000 paid for the Kilrush, represented the entire $8,500,000 received in connection with the sale of the Note, as well as $300,000 of the funding provided by our Executive Chairman and Director, Frank Jacobs.

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

Lucayan Oil and Gas Investments, Ltd. Transactions

On April 10, 2006, we entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation, formerly Devon Energy Thai Holdings, Ltd. ("LOGI"). We had owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling in Thailand in February and March 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted)

 of newly issued shares of the Company's restricted common stock. The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, and President of the Company on April 12, 2006. Mr. Maxwell obtained his 50% ownership in LOGI on April 10, 2006 in consideration for joining LOGI as an officer and director and introducing Texhoma to various oil and gas opportunities.

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

PROMISSORY NOTE

On or about October 19, 2006, the Company issued a Promissory Note to Mr. Frank Jacobs, a current Director of the Company, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs and management fees owed to Mr. Jacobs. The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the transfer of 276,000 shares of the common stock of Morgan Creek Energy Corp., which shares are held by the Company, to Mr. Frank Jacobs as security for the money that is owed to Mr. Jacobs.

Plan of Operations

The Company currently has interests in the following properties:

1.
Louisiana Production: The Company has working interests varying from 7.42% to 11.76% in three producing properties: the Barnes Creek gas field, the Intracoastal City Field which produces also gas and the Edgerly field which produces oil. All these properties are located in the State of Louisiana and for the month of June 2006 a Net production to Texhoma of 373 thousand CFD and 49 BOPD was recorded. Net remaining reserves of these fields are estimated by independent engineers at 210 MBLS and 0.6 BCF. Any funding requirement for development drilling is fully provided through a restricted bank facility with Laurus.

2.	Texas Drilling: This year the Company plans to participate in the drilling of two wells, specifically in the Buck Snag Field in Colorado County TX and the Sandy Point Field in Brazoria County, TX.

3.
Bayou Choctaw: The Company has a 16% Working Interest in the Bayou Choctaw Project which has Proven Undeveloped Reserves in addition to exploration targets. The planned operations are to shoot a 3D-seismic survey in early 2007 followed by drilling later that year.

4.
Clovelly: The Company’s interest in the Clovelly project is 11% and, as with the Bayou Choctaw project, it has both Proven Undeveloped reserves and exploration aspects. Both projects will be pursued with drilling in 2007.

The estimated net capital required for Texhoma’s share of these operations is approximately $1.5 million dry hole cost. The company plans to fund these operations through the placement of common stock.

	Texhoma Projects

	Producing Properties	WI	Ownership

1	Intracoastal City Gas Field	8.00%	Texaurus	Producing; rework two wells in 1st quarter of 2007 and drill one well in 3rd quarter of 2007
2	Barnes Creek Gas Field	7.423%	Texaurus	Producing
3	Edgerly Oil Field	11.7563%	Texaurus	Producing; rework two wells in 1st quarter of 2007 drill one well in 2007

	Louisiana Drilling
4	Bayou Choctaw	16.00%	Texhoma	3D seismic and well(s) in 2007
5	Clovelly South	11.00%	Texhoma	Drill one well in 2007

	Texas Projects
6	Buck Snag Field	12.50%	Texhoma	Back-in Right

7	Sandy Point	5.00%	Texhoma	Drill in 2007

Results of Operations for the Three Months Ended March 31, 2005, compared to the Three Months ended March 31, 2004

We had no revenues for the quarter ended March 31, 2005. We had revenues of $6,250 for the quarter ended March 31, 2004. We had no revenues for the quarter ended March 31, 2005, due to the fact that the Company is an exploration company and has not established production.

We had general and administrative expenses of $114,429 for the three months ended March 31, 2005, compared to general and administrative expenses of $348,234 for the three months ended March 31, 2004, a decrease in general and administrative expenses of $233,805 from the prior period. The decrease in general and administrative expenses was attributable to the extraordinarily high amount of administrative expense for the quarter ending March 31, 2004.

We had an operating loss of $114,429 for the three months ended March 31, 2005, compared to $341,984 for the three months ended March 31, 2004, a decrease in operating loss of $227,555 from the prior period. The main reason for the decrease in operating loss was due to the decrease in general and administrative expenses for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, as explained above.

The minority interest in Black Swan and Black Swan Thai exploration expenses for the quarter ended March 31, 2005 increased to $2,140,709 as compared to $0 for the quarter ended March 31, 2004, due to increased expenditures on Black Swan, which expenditures were not present during the quarter ended March 31, 2004. We have since abandoned our Black Swan venture altogether.

We had an expense of $129,319 in connection with the early extinguishment of debt for the three months ended March 31, 2005, compared to an expense of $346,000 in connection with the early extinguishment of debt for the three months ended March 31, 2004.

We had $291,930 of impairment of investment in Black Swan for the three months ended March 31, 3005, compared to an impairment of investment of Black Swan of $0 for the three months ended March 31, 2004.

Net loss for the three months ended March 31, 2005 was $2,417,749 compared to net loss for the three months ended March 31, 2004 of $687,984, an increase in net loss of $1,729,765 from the prior period. The main reasons for the increase in net loss were the increase of $2,140,709 in minority interest exploration costs and the $291,930 increase in impairment of investment in Black Swan for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 and the $6,250 decrease in revenue, which was offset by the $233,805 decrease in general and administrative expenses for the three months ended March 31, 2005, compared to the prior period.

Results of Operations for the Six Months Ended March 31, 2005, compared to the Six Months ended March 31, 2004

We had no revenues for the six months ended March 31, 2005. We had revenues of $12,500 for the six months ended March 31, 2004. We had no revenues for the six months ended March 31, 2005, as the Company is an exploration company and has not yet established production.

We had General and Administrative expenses of $1,123,719 for the six months ended March 31, 2005, compared to general and administrative expenses of $637,953 for the six months ended March 31, 2004, an increase in general and administrative expenses of $485,766 from the prior period. The increase in General and Administrative expenses was attributable to an extraordinary amount incurred in the quarter ending December 31, 2004.

We had an Operating loss of $1,123,719 for the six months ended March 31, 2005, compared to $625,453 for the six months ended March 31, 2004, an increase in operating loss of $498,266 from the prior period. The main reason for the increase in operating loss was due to the extraordinary amount of General and Administrative expenses incurred in the current year’s quarter.

The exploration expenses associated with the Concession in Thailand (Black Swan) for the six months ended March 31, 2005 were $2,416,153 as compared to $0 for the six months ended March 31, 2004. We have since abandoned our Black Swan venture.

We had $291,930 of impairment of investment in Black Swan for the three months ended March 31, 3005, compared to an impairment of investment of Black Swan of $0 for the three months ended March 31, 2004.

Net loss for the six months ended March 31, 2005 was $3,702,483 compared to net loss for the six months ended March 31, 2004 of $971,453, an increase in net loss of $2,731,030 from the prior period. The main reasons for the increase in net loss were a one time increase in General and Administrative expenses incurred during the quarter ending December 31, 2004 and an amount of $2,416,153 in exploration costs for the six months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had total assets of $12,297, consisting of cash of $12,297.

We had total liabilities, consisting solely of current liabilities as of March 31, 2005 of $1,008,979, which included accounts payable and accrued liabilities of $22,470, amounts due to Capersia, a shareholder of the Company of $100,000, accrued compensation of $41,509, convertible loan payable to an affiliate of the Company of $50,000, and a note payable to an affiliate of the Company of $895,000.

We had negative working capital of $996,682 and an accumulated deficit of $8,244,996 as of March 31, 2005.

For the six months ended March 31, 2005 we had cash used in operating activities of $37,703, which was mainly due to minority interest in joint venture of $2,416,153 and stock issued for services of $1,065,078 in connection with the settlement of debt owed to a former director and consultant, offset by net loss of $3,702,483.

1.	$1,245,000 invested in the joint venture; and
2.	$945,000 received by the Company from certain investors. These funds were booked as debt. This debt was later acquired by Lucayan Oil & Gas Investments and converted to shares at $0.04 per share.

We received $350,000 in cash provided by financing activities for the six months ended March 31, 2005, through the following:

1.	A definitive sale of 2,000,000 shares of common stock at $0.10 per share for $200,000 was finalized on March 8, 2005;

2.	A further sale of 2,000,000 shares of common stock at $0.10 per share for $200,000 was made during the quarter but shares were not issued until December 5, 2005; which was offset by,

3.	The repayment of $50,000 of debt.

FUNDING TRANSACTIONS:

In August 2005 the Company received $200,000 as a subscription for 2,000,000 shares of common stock at $0.10 per share but shares were not issued until December 5, 2005.

In March 2006, our wholly owned Subsidiary Texaurus entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), whereby Texaurus sold a Secured Term Note in the amount of $8,500,000 to Laurus. Texaurus subsequently used all but approximately $218,000 to fund the acquisition of Little White Lake Property and Kilrush Properties, with the remaining amount going into a restricted account for use only by Texaurus in connection with further development of the properties held by Texaurus.

In March 2006, we raised $300,000 from the sale of 7,500,000 shares of our common stock, which shares were sold at $0.04 per share, to our then Chief Executive Officer, and current Director, Frank Jacobs. From June to December 2006, we sold an aggregate of 5,175,000 units to seven investors for aggregate consideration of $414,000, or $0.08 per unit, which units included one (1) share of common stock and one (1) one year warrant to purchase one (1) share of our common stock for $0.15 per share. We have subsequently used the majority of this funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray, as described above.

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

We raised $8,500,000 from the sale of a Secured Term Note to Laurus Master Fund, Ltd. ("Laurus") in March 2006. However, approximately $7,894,235 of the amount borrowed from Laurus was subsequently used to purchase the Intracoastal City property, the interests in the Barnes Creek gas field and the Edgerly field and to pay closing costs and fees in connection with the various funding transactions.

We raised an aggregate of $414,000 through the sale of 5,175,000 units at a price of $0.08 per unit during June through December 2006, which units each included one (1) share of common stock and one (1) one-year warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which bears interest at the rate of 10.25% per year (as of November 29, 2006), which is due and payable on March 27, 2009, and which principal is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties

There can be no assurance that we will have sufficient funds to pay any principal or interest on the Note when due on March 27, 2009, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $8,500,000 to repay the Note (not including any adjustments for payment of principal in connection with production payments paid by Texaurus) by March 27, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON MAX MAXWELL, OUR OFFICER AND DIRECTOR  AND FRANK JACOBS, OUR DIRECTOR, AND IF THEY WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING SIMILARLY QUALIFIED OFFICERS AND DIRECTORS.

Our success depends upon the personal efforts and abilities of Max Maxwell, our Chief Executive Officer, President and Director and Frank Jacobs, our  Director. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Maxwell and Mr. Jacobs and our ability to attract qualified contractors and consultants on an as-needed basis.

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

WE HAVE BECOME AWARE THAT SPAM EMAILS REFERENCING THE COMPANY HAVE BEEN DISSEMINATED, WHICH COULD AFFECT THE MARKET FOR AND/OR THE VALUE OF OUR COMMON STOCK.

It has come to our attention that during the month of October 2006 spam-emails, containing false and misleading information about our company, were disseminated over the internet. The spam-emails distributed by third parties that are not associated with the Company or its Officers or Directors have not been authorized, sanctioned or paid for by the Company. We caution investors to review our most recent Form 8-K filings with the Commission, our official press releases and our periodic filings, which we anticipate filing and amending over the next several weeks, before making any investment in us.

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

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

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

Although Laurus may not exercise its Texhoma Warrant if such exercise would cause it to own more than 4.99% of our outstanding common stock, the Texhoma Warrant also contains provisions which provide for the 4.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 4.99% of our common stock or upon the occurrence of an event of default (as defined under the Note). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and our Registration Statement covering Laurus' securities is declared effective, Laurus may fully exercise the Texhoma Warrant and fully convert the Texhoma Warrant into shares of our common stock. If this were to happen, the subsequent sale of such shares in the marketplace, if affected, could cause immediate and substantial dilution to our then shareholders.

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

THE ISSUANCE OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF THE TEXHOMA WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

Once we are able to file a registration statement covering the shares of common stock issuable in connection with the exercise of the Texhoma Warrant, which we do not anticipate being able to file until such time as we are current in our filings, or Laurus has held such warrant for more than one (1) year from its date of issuance, March 15, 2006, the issuance of common stock upon exercise of the Texhoma Warrant will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on exercise of the Texhoma Warrant, which has an exercise price of $0.04 per share, currently less than the average trading value of our common stock during the past thirty days. Although Laurus may not exercise its warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, this restriction does not prevent Laurus from exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will likely cause the value of our common stock to decline in value (if such common stock is trading at more than $0.04 per share prior to such sales) and will likely also cause substantial dilution to our common stock.

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

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the industry and the pricing pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

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

Recent Sales of Equity Securities

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

In December 2005, an aggregate of 4,000,000 shares of common stock were issued to two entities in connection with a private placement of $0.10 share for which the Company received $400,000. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

On March 24, 2006, Mr. Jacobs, the Company’s then Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common stock at $0.04 per share, for aggregate consideration of $300,000, which amount was paid from his personal funds, which funds were immediately used by the Company as a portion of the consideration paid by the Company for the purchase of certain oil and gas interests. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

On March 28, 2006, in connection with the Closing, Texaurus granted Laurus a Common Stock Purchase Warrant, which provides Laurus the right to purchase up to 961 shares of Texaurus' common stock, representing 49% of Texaurus' outstanding common stock at an exercise price of $0.001 per share. Texaurus claims an exemption from registration afforded by Rule 506 of Regulation D under the Act, for the grant of the Common Stock Purchase Warrant.

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

On April 10, 2006, we issued 37,500,000 shares to Structured Capital Corporation (which was later distributed among several entities) in connection with our purchase of certain oil and gas interests in Louisiana. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient(s) took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

On May 15, 2006, LOGI provided the Company notice of its desire to convert its $735,000 Promissory Note, which amount remained from LOGI’s Debt Conversion Agreement entered into with Texhoma in April 2006, into 18,375,000 shares of the Company's common stock and as a result of such conversion, LOGI now owns an aggregate of 22,375,000 shares of Company common stock. The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, and President of the Company on April 12, 2006. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On June 1, 2006, the Company's Board of Directors approved the grant of an aggregate of 10,000,000 options to the Company's officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan. All the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%. Options were granted to Max Maxwell, Frank Jacobs, Brian Alexander, and Terje Reiersen. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, on June 1, 2006, the Board of Directors approved the grant of 1,000,000 options to another consultant to the Company in consideration for investor relations services rendered to the Company. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009, or as provided in an Option Agreement to be drafted subsequent to the grant, to evidence such options. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing grant did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

In June 2006, Texhoma entered into a Subscription Agreement with an individual, pursuant to which such individual purchased 250,000 units (each consisting of one restricted share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.15 per share), which warrant expires if unexercised on or about June 12, 2007, for aggregate consideration of $20,000. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments. In connection with monies we owed Mr. Alexander in directors and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash in connection with Mr. Alexander’s resignation as an officer of the Company and in connection with his entry into a Mutual Release with us entered into on September 27, 2006. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission. Additionally, as we have recently spent significant time and expense to complete the required audit of Black Swan in connection with GAAP, and we do not currently have any plans to acquire any other foreign oil and gas interests. We believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Delinquent Filing of SEC Reports and Inadequacies of Disclosures

Due to accounting issues in connection with the audit of Black Swan, we failed to timely file with the Securities and Exchange Commission (“SEC”) certain of our periodic reports, including our annual reports on Form 10-KSB for the years ended September 30, 2005 and 2006, and our Form 10-QSB reports for our 2005 and 2006 fiscal years. We are currently working to complete and file all of our delinquent annual and quarterly reports and hope to become current with the SEC in the near future.

ITEM 6. EXHIBITS AND OTHER INFORMATION ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description of Exhibit
---------------------	-----------------------------
3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.

10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

16.1(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.2(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the period covered by this report:

January 25, 2005 -  to include financial statements (later amended) in connection with its acquisition of Black Swan Petroleum Pty. Ltd.

February 1, 2005 -  to report the commencement of the Company’s drilling campaign in Thailand.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 28, 2007	Texhoma Energy, Inc. By: /s/Max Maxwell
Max Maxwell
President Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)