Form 10QSB/A
period 2005-06-30
TEXHOMA ENERGY INC
filed 2007-02-28
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 000-31987

TEXHOMA ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-4858058
State of Incorporation	IRS EmployerIdentification No.

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

Yes __           No  X

The number of shares of the issuer’s common equity outstanding as of January 15, 2007, was 181,474,724 shares of common stock.

Transitional Small Business Disclosure Format (check one):
Yes __          No  X

The Registrant is filing this Amended Report on Form 10-QSB to include a revised consolidated accounting of the assets of Black Swan (as defined below) pursuant to generally accepted accounting principles (“GAAP”). Additionally, all sections of this amended 10-QSB, other than the financials, and results of operations, which are as of June 30, 2005, have been updated to be current as of the filing date of this amended Report. Subsequent to the filing of this report, the Registrant plans to file all of its delinquent reports and become current in its filings with the Commission.

TEXHOMA ENERGY, INC.
INDEX TO FORM 10-QSB/A FILING
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 and 2004

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Consolidated Condensed Balance Sheet
As of June 30, 2005 and September 30, 2004	F-1

Consolidated Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2005
and 2004 and from Inception	F-2

Consolidated Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2005
and 2004 and from Inception	F-4

Notes to Consolidated Condensed Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and	7
Results of Operations

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.	28

Item 2. Changes in Securities	28

Item 3. Control and Procedures	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits and Reports on Form 8-K	33

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
( An Exploration Stage Company)
CONSOLIDATED CONDENSED BALANCE SHEET
	June 30,	September 30,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$285	-
Total current assets	285

TOTAL ASSETS	$285	-

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,615	41,361
Accrued Compensation	87,509	131,000
Notes Payable Affiliate	895,000	-
Total current liabilities	1,019,124	172,361
Note Payable Affiliate	50,000	-
Total liabilities	1,069,124	172,361

STOCKHOLDERS' DEFICIT:
Preferred Stock, $.001 par value;
1,000,000 shares authorized no shares issued	-	-
Common Stock, $.001 par value;	-	-
200,000,000 shares authorized;
104,812,225 and 30,875,996 shares issued and outstanding	104,812	7,719
Paid in capital	7,143,502	4,362,433
Accumulated deficit	(8,317,153)	(4,542,513)
Total stockholders' deficit	(1,068,839)	(172,361)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$285	$-

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD FROM SEPTEMBER 28, 1998 (INCEPTION) TO JUNE 30, 2005

					For the Period
					from September 28, 1998
	Three Months Ended		Nine Months Ended		(inception) to
	2005	2004	2005	2004	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Revenues	$-	$-	$-	$12,500	$31,250
	-	-	-	12,500	31,250
OPERATING EXPENSES:
General and administrative	72,157	66,613	1,195,876	704,566	5,679,796
Sales and marketing	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Total operating expenses	72,157	66,613	1,195,876	704,566	5,679,796

OPERATING LOSS	(72,157)	(66,613)	(1,195,876)	(692,066)	(5,648,546)

OTHER (INCOME) AND EXPENSES
Minority Interest in Exploration Costs	-	-	2,416,153	-	2,416,153
Impairment of Investment Black Swan	-		291,930		291,930
Early Extinguishment of Debt	-	-	(129,319)	346,000	(129,319)
Research and Development	-	-	-	-	89,843
Total other expense	-	-	2,578,764	346,000	2,668,607
LOSS BEFORE INCOME TAXES	(72,157)	(66,613)	(3,774,640)	(1,038,066)	(8,317,153)
INCOME TAX (BENEFIT) PROVISION	-	-	-	-	-
NET LOSS	(72,157)	(66,613)	(3,774,640)	(1,038,066)	(8,317,153)

NET LOSS PER SHARE:

Basic:	$(0.00)	$(0.00)	$(0.04)	$(0.04)

Diluted:	$(0.00)	$(0.00)	$(0.04)	$(0.04)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	104,812,252	29,318,600	101,991,973	26,135,200
Diluted	104,812,252	29,318,600	101,991,973	26,135,200

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC.
(f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

			For the Period
			from September 28, 1998
			(inception) to
	2005	2004	June 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(3,774,640)	$(1,038,065)	(8,317,153)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	-	-
Stock issued for services	1,065,078	850,781	4,547,189
Stock issued for compensation	-	100,000	888,042
Minority Interest in Joint Venture	2,416,153	-	2,416,153
Impairment of Investment Black Swan	291,930	-	291,930
Changes in assets and liabilities:
Accrued Liabilities	(43,490)	31,249	76,515
Accounts payable	(4,746)	15,772	(111,509)
Net cash (used in) operating activities	(49,715)	(40,263)	(208,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Venture	(1,245,000)	-	(1,245,000)
Loans from Affiliates	945,000	1,426	934,045
Net cash (used in) provided by investing activities	(300,000)	1,426	(310,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes from Affiliate	-	38,837	-
Repayment of Debt	(50,000)	-	(50,000)
Proceeds from issuance of common stock	400,000	-	400,000
Net cash provided by financing activities	350,000	38,837	350,000

INCREASE IN CASH	285	-	(169,788)
CASH, BEGINNING OF YEAR	-	-	169,788
CASH, END OF YEAR	$285	$-	$0

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the six and nine months ended June 30, 2005 and 2004

1. INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2004 as filed with the SEC.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur material operating losses and has failed to generate positive cash flow from operations.

2. DESCRIPTION OF BUSINESS

Texhoma Energy, Inc. formerly Make Your Move, Inc. was incorporated in the state of Nevada on September 28, 1998 as Pacific Sports Enterprises, Inc. During the three and nine months ended June 30, 2005, the Company acquired a 40% interest in Black Swan Petroleum Pty. Ltd. (“Black Swan”) which has a wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. (“Black Swan Thai”).

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had losses from operations and had no revenues from operations the three months ended June 30, 2005 and 2004. During nine months ended June 30, 2005 and 2004 the Company incurred net losses of $3,774,640 and $8,317,153 cumulative. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

Upon the closing of the Purchases we and Sunray agreed to enter into an operating agreement in connection with the development of the leases. Additionally, both we and Sunray agreed that should either party be unable or unwilling, for any reason, to participate in the drilling of the initial well on any of the leases described above, the non participating party shall, at least 90 days prior to any expiration or any rental date under the leases, assign the participating party all of its right, title and interest in such lease.

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

2.	Texas Drilling: This year the Company plans to participate in the drilling of two wells, specifically in the Buck Snag Field in Colorado County, TX and the Sandy Point Field in Brazoria County, TX.

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

Results of Operations for the Three Months Ended June 30, 2005, compared to the Three Months ended June 30, 2004

We had no revenues for the quarter ended June 30, 2005 or the quarter ended June 30, 2004. We had no revenues for the quarters ended June 30, 2005 or 2004, due to the fact that the Company is an exploration company and has not established production.

We had general and administrative expenses of $72,157 for the three months ended June 30, 2005, compared to general and administrative expenses of $66,613 for the three months ended June 30, 2004, an increase in general and administrative expenses of $5,544 from the prior period.

We had an operating loss of $72,157 for the three months ended June 30, 2005, compared to $66,613 for the three months ended June 30, 2004, an increase in operating loss of $5,544 from the prior period. The main reason for the increase in operating loss was due to the increase in general and administrative expenses for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, as explained above.

Net loss for the three months ended June 30, 2005 was $72,157 compared to net loss for the three months ended June 30, 2004 of $66,613, a decrease in net loss of $5,544 from the prior period. The sole reason for the increase in net loss was the increase of $5,544 in general and administrative expenses for the three months ended June 30, 2005, compared to the prior period.

Results of Operations for the Nine Months Ended June 30, 2005, compared to the Nine Months ended June 30, 2004

We had no revenues for the nine months ended June 30, 2005. We had revenues of $12,500 for the nine months ended June 30, 2004. We had no revenues for the nine months ended June 30, 2005, as the Company is an exploration company and has not yet established production. Our revenues for the nine months ended June 30, 2004, came from our prior operations as developer of educational products and technology.

We had general and administrative expenses of $1,195,876 for the nine months ended June 30, 2005, compared to general and administrative expenses of $704,566 for the nine months ended June 30, 2004, an increase in general and administrative expenses of $491,310 from the prior period. The increase in General and Administrative expenses was attributable to increased activity of the Company (including increased operations of Black Swan) during the nine months ended June 30, 2005, compared to the prior company.

We had an Operating loss of $1,195,876 for the nine months ended June 30, 2005, compared to $692,066 for the nine months ended June 30, 2004, an increase in operating loss of $503,810 from the prior period. The main reason for the increase in operating loss was due to the $491,310 increase in general and administrative expenses from the prior period.

The exploration expenses associated with the Concession in Thailand (Black Swan) for the nine months ended June 30, 2005 were $2,416,153 as compared to $0 for the nine months ended June 30, 2004. We abandoned our Black Swan venture during the three months ended March 31, 2005, and recognized $291,930 of impairment investment in Black Swan in connection with such abandonment.
We had $129,319 of early extinguishment of debt expense for the nine months ended June 30, 2005, compared to $346,000 of early extinguishment of debt income for the nine months ended June 30, 2004.

Net loss for the nine months ended June 30, 2005 was $3,774,640 compared to net loss for the nine months ended June 30, 2004 of $1,038,066, an increase in net loss of $2,736,574 from the prior period. The main reasons for the increase in net loss were $2,416,153 of exploration costs which were incurred during the nine months ended June 30, 2005, which costs were not represented during the nine months ended June 30, 2004, and costs associated with our abandonment of our Black Swan joint venture during the nine months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had total assets of $285, consisting solely of cash of $285.

We had total liabilities, as of June 30, 2005 of $1,069,124, which included accounts payable and accrued liabilities of $36,615, accrued compensation of $87,509, convertible loan payable to an affiliate of the Company of $50,000, and a note payable to an affiliate of the Company of $895,000.

We had negative working capital of $1,018,839 and an accumulated deficit of $8,317,153 as of June 30, 2005.

For the nine months ended June 30, 2005 we had cash used in operating activities of $49,715, which was mainly due to minority interest in joint venture of $2,416,153 and stock issued for services of $1,065,078 in connection with the settlement of debt owed to a former director and consultant, offset by net loss of $3,774,640.

For the nine months ended June 30, 2005, the Company had cash used in investing activities of $300,000. This amount is made up as follows:

1.	$1,245,000 invested in the joint venture; and
2.	$945,000 received by the Company from certain investors. These funds were booked as debt. This debt was later acquired by Lucayan Oil & Gas Investments and converted to shares at $0.04 per share.

We received $350,000 in cash provided by financing activities for the nine months ended June 30, 2005, through the following:

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

On June 1, 2006, the Company's Board of Directors approved the grant of an aggregate of 10,000,000 options to the Company's officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan. All the options were granted at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%. Options were granted to Max Maxwell, Frank Jacobs, Brian Alexander, and Terje Reiersen. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 28, 2007	Texhoma Energy, Inc. By: /s/Max Maxwell
Max Maxwell
President Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)