Form 10KSB
period 2005-09-30
TEXHOMA ENERGY INC
filed 2007-08-21
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission file number:  000-31987

TEXHOMA ENERGY, INC.
(Name of small business issuer in its charter)
Nevada	20-4858058
(State of organization)	(I.R.S. Employer Identification No.)

100 Highland Park Village
Dallas, Texas 75205
 (Address of principal executive offices)

2200 POST OAK BLVD. SUITE 340 HOUSTON, TEXAS 77056
(Former address of principal executive offices)

(214) 295-3380
(Registrant's  telephone  number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)

OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)

OF THE EXCHANGE ACT:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X].

The issuer's revenues for the fiscal year ended September 30, 2005 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of July 24, 2007 was $0, as the issuer’s common stock currently is only traded on a sporadic basis on the Pinksheets.com, which quotes the issuer does not believe provides an accurate and/or useful basis for the aggregate market value of the issuer’s common stock.

At August 10, 2007 there were 228,474,724 shares of the issuer's common stock outstanding.

While the Issuer’s Financial Statements and Results of Operations as disclosed in this Report on Form 10-KSB are as of the year ended September 30, 2005 and 2004, the other Items disclosed herein have been updated to be current to the best of the Company’s ability (unless otherwise stated) as of the date this Report was filed.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	13

ITEM 3.	LEGAL PROCEEDINGS	15

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

PART II

PART III

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2005.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC.

ITEM 1. DESCRIPTION OF BUSINESS

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

On November 5, 2004, we entered into a Sale and Purchase Agreement with Capersia Pte. Ltd., a Singapore company (“Capersia”), to acquire 40% of an oil and gas exploration license operated by Black Swan Petroleum Pty. Ltd. (“Black Swan”) and its wholly owned subsidiary Black Swan Petroleum (Thailand) Limited (“Black Swan Thai”). Black Swan Thai owned the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as “Block B7/38” (the “Concession”).

Black Swan recommenced exploration operations of the Concession and Black Swan drilled two exploration wells in February and March 2005, which proved void of commercially viable hydrocarbons. In June 2005 after completion of the exploration activities, the venturers decided to discontinue the exploration efforts in Thailand and relinquished the Concession back to the government of Thailand.

On January 20, 2006 we divested our shareholding in Black Swan and Black Swan Thai.

After the exploration venture in Thailand the Board of Directors of the Company decided to shift its focus to domestic oil and gas exploration and production, with a particular focus on south Louisiana and east Texas, including near-shore Gulf of Mexico.

On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a 5% (five percent) working interest in the Clovelly South prospect (bringing our total working interest to 11%) located in Lafourche Parish, Louisiana.

As a result, the Company agreed to fund the work program for the Clovelly South project in accordance with the Joint Operating Agreement for the property. The Allain-Lebreton No. 2 well was drilled and plugged and abandoned in September 2006. The Joint Venture has not notified the Company of its decision of whether to redrill the well at this time.

On March 15, 2006, our wholly-owned subsidiary, Texaurus Energy, Inc., which was formed in March 2006 as a Delaware corporation ("Texaurus"), entered into a Sales and Purchase Agreement with Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish, Louisiana. The 8% working interest (5.38167% net revenue interest) in the Intracoastal City field was acquired for a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus a Common Stock Purchase Warrants to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share.  These warrants will be valued using the Black Scholes valuation method.

In addition Laurus can acquire up to 961 shares of Texaurus’ common stock at an exercise price of $0.001 per share, representing 49% of Texaurus’ outstanding common stock.  This will be valued at Fair Market Value as of the date of the transaction.

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

SECURED TERM NOTE

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years from the Closing on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of July 24, 2007, the Contract Rate is ten and one quarter percent (10.25%) per year, with the Prime Rate at eight and one quarter percent (8.25%) as of July 24, 2007.

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

Additionally, we agreed to guaranty the Note and other obligations owing to Laurus pursuant to a Guaranty, the entry into a Master Security Agreement (described below) and the entry into a Stock Pledge Agreement, whereby we pledged 100% of the outstanding stock of Texaurus to Laurus to guarantee the payment and performance of all obligations and indebtedness owed to Laurus by Texaurus.

In connection with the Closing, Texaurus paid Laurus Capital Management, LLC, the manager of Laurus, a closing payment equal to 3.5% of the Note, or $297,500; Energy Capital Advisors, LLC, an advisory fee equal to $495,000; certain amounts paid to various other parties, including our law firm, Laurus' law firm and certain of our advisors; and the $5,225,000 paid for the Kilrush, represented the entire $8,500,000 received in connection with the sale of the Note, as well as $300,000 of the funding provided by our former Executive Chairman and Director, Frank Jacobs.

Additionally, in consideration for advisory services rendered in connection with the Closing, we granted Energy Capital Solutions, LLC, warrants to purchase up to 1,062,500 shares of our common stock at an exercise price of $0.04 per share. Energy Capital Solutions, LLC's warrants expire if unexercised at 5:00 P.M. C.S.T. on March 28, 2011.  These warrants will be recorded at Fair Market Value using the Black Scholes valuation method.

REGISTRATION RIGHTS AGREEMENT

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we have been unable to file to date, due to the fact that we are not current in our filings with the Commission.  While we have been unable to file and/or gain effectiveness of the required Registration Statement, we have not been notified from Laurus that we are in default of such Registration Rights Agreement, and will assume that we are not in default until we hear otherwise from Laurus, if at all.

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

TEXHOMA WARRANT

In addition to the Texaurus Warrant granted to Laurus by Texaurus, at the Closing, we granted Laurus a Common Stock Purchase Warrant (the "Texhoma Warrant"), to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share, which if exercised in full would provide us aggregate consideration of $425,000.  The value of these warrants will be recorded at Fair Market Value using the Black Scholes valuation method.  The Texhoma Warrant expires if unexercised at 5:00 P.M. on March 28, 2011. The Texhoma Warrant contains a provision whereby Laurus is not able to exercise any portion of the Warrant, which exercise would cause it to hold more than 4.99% of our issued and outstanding common stock, unless an Event of Default under the Note has occurred (as described above) and/or if Laurus provides us 75 days prior written notice of their intent to hold greater than 4.99% of our issued and outstanding common stock.

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

Significant Transactions Affected During 2006 and 2007:

Lucayan Oil and Gas Investments, Ltd. Transactions

On April 10, 2006, we entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation, formerly Devon Energy Thai Holdings, Ltd. ("LOGI"). We had owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling in Thailand in February and March 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. The conversion price used in the Debt Conversion Agreement is based on 80% of the average market price of the shares for the 30 days preceding the conversion agreement.  This was considered to be the Fair Market Value at the time of the transaction.  The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, and President of the Company on April 12, 2006, and resigned as President and Director on May 1, 2007. Mr. Maxwell obtained his 50% ownership in LOGI on April 10, 2006 in consideration for joining LOGI as an officer and director and introducing Texhoma to various oil and gas opportunities.

On April 10, 2006, the Company entered into a convertible note with LOGI evidencing the $735,000 of debt which was still owed to LOGI after the Debt Conversion Agreement. The terms of the convertible note provided for the same conversion price as the previously mentioned Debt Conversion Agreement.  On May 15, 2006, LOGI provided the Company notice of its desire to convert its $735,000 Promissory Note into 18,375,000 shares of the Company's common stock which the Company issued in consideration for the debt conversion.  This conversion rate was considered Fair Market Value at the date of conversion.

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC.

On June 8, 2006, we entered into a Promissory Note and Security Agreement (the "Promissory Note"), with Polaris Holdings, Inc., which held 12,500,000 shares of our common stock ("Polaris"). Pursuant to the Promissory Note, Polaris gave us a $250,000 loan. The Promissory Note was due and payable on August 10, 2006, with interest at 12% per annum. Although the note has not been paid in full to date, the note had been paid down to $60,000 as of May 2007, and since that date, an additional approximately $35,000 has been repaid leaving a balance of approximately $25,000 as of the filing of this report. We also gave Polaris an Option to participate in our Clovelly Field interests in connection with the Promissory Note (described below). We agreed pursuant to the Promissory Note to repay the amounts owed to Polaris by way of (a) two-thirds of the net proceeds we receive from any stock sales while the Promissory Note is outstanding, and (b) one-third of our share of the production income we receive from our oil and gas interests in Vermillion Parish, Louisiana, which represents a 10% working interest (7.3% net revenue interest) in such leases and our oil and gas interests in the Barnes Creek Field, located in Allen Parish, Louisiana and the Edgerly Field located in Calcasieu Parish, Louisiana from Kilrush Petroleum, Inc., which constitutes a 7.42% working interest (a 5.38% net revenue interest) in the Barnes Creek gas field, and an 11.76% working interest (8.47% net revenue interest) in the Edgerly oil field (the "Texaurus Interests").

We used the proceeds from the Promissory Note to pay for the cost of drilling the Allain-LeBreton No. 2 well in the Clovelly prospect of which we own an 11% working interest. The prospect is located in Lafourche Parish, Louisiana and operated by ORX Resources, Inc. ("ORX").  Our former Director, President and Chief Executive Officer was a Director of ORX at the time of the Company’s entry into the Promissory Note.

In consideration for Polaris agreeing to loan us the money pursuant to and in connection with the Promissory Note, we agreed to provide Polaris an option to participate in Clovelly field for a three percent (3%) working interest, which option Polaris can elect after reviewing the logs of the Allain-LeBreton No. 2 well at target depth, but before the completion of the well (the "Option"). In the event that Polaris elects to exercise its Option and participate in the Allain-LeBreton No. 2 well, we will surrender 3/11ths of our 11% working interest in the well and Polaris will reimburse Texhoma for the drilling costs incurred by use for the three percent (3%) working interest from the commencement of the drilling operations.

In the event that we are unable to repay the Promissory Note to Polaris when due, we agreed pursuant to the Promissory Note to assign one hundred percent (100%) of the cash flow from our portion of the Texaurus Interests to Polaris or its nominee until the Promissory Note is paid in full.  Although as described above, we have not repaid the note to date, we are currently working with Polaris to repay the note, and they have not declared an event of default.

On October 10, 2006, ORX Resources, Inc., operator of the Clovelly Prospect well, notified Texhoma that the jointly owned well had been plugged and abandoned on September 23, 2006.

On June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray Operating Company LLC (“Sunray”) the following Leases:

   ·    Leases covering approximately 196 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 37.5% interest, subject to existing overriding royalty interests equal to 25% of 8/8. Additionally, Sunray is entitled to a five-eighth of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout; and

    •      Leases covering approximately 20 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 35% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8.

    •      Leases covering approximately 280 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 72.5% interest in the leases, subject to existing overriding royalty interests equal to 28% of 8/8. Texhoma simultaneously promoted a 42.5% interest leaving a 30% interest.

    •      Texhoma declined to participate in the purchase of the leases covering approximately 80 acres in Brazoria County. In September 2006, this well was a dry hole and participation in subsequent wells was declined.  However, Texhoma continues to hold a 12.5% back in Working Interest.

    •      Two leases for another 160 acre site and a 60 acre site which were declined by Texhoma and in which we retained a 12.5% back in Working Interest.

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

Promissory Note

On or about October 19, 2006, the Company issued a Promissory Note to Jacobs Oil & Gas Limited, an entity controlled by Mr. Frank Jacobs, our former Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs and management fees owed to Mr. Jacobs (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum. The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the transfer of 276,000 shares of the common stock of Morgan Creek Energy Corp., which shares are held by the Company, to Mr. Frank Jacobs as security for the money that is owed pursuant to the Jacobs' Note.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (“Jacobs”), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.

Letter Agreement

On or about May 15, 2007, we entered into a Letter Agreement with Matrixx Resource Holdings Inc. (“Matrixx”) to sell our 11% working interest in the property known as the Clovelly Prospect (the “Clovelly Prospect”) for $150,000. In connection with and pursuant to the Letter Agreement, we expected to receive an earnest money deposit of $25,000 on or about May 25, 2007, with the remainder of the purchase price to be paid on or before June 30, 2007; however, we have not received any funds or any deposit from Matrixx and the Letter Agreement has been terminated.

Management Services Agreement

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (“Valeska”), whose Chief Executive Officer is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the “Management Agreement”).

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the “Joint Venture”), described below; Valeska agreed to provide us management services and act as a Management Consultant to us, for a monthly fee of $10,000 (plus expenses), or 15% of any revenue we generate, whichever is greater (excluded from this definition however are asset sales and/or income of a capital nature, and included in the definition are 20% of the revenues we receive from our Joint Venture with Laurus Master Fund, Ltd.); and we also agreed to issue Valeska 15,200,000 restricted shares of our common stock. We also agreed pursuant to the Management Agreement, as amended, that we would issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board. These shares will be valued at Fair Market Value using the most appropriate valuation method.  The Management Agreement has a minimum term of three months, beginning on May 1, 2007.  The Management Services Agreement was later amended and extended by the parties’ entry into the Second Amendment to Management Services Agreement with Valeska Energy Corp. in August, 2007, as described below.

Joint Venture Agreement

On or about May 15, 2007, we entered into a Joint Venture Relationship Agreement with Valeska (the “Joint Venture Agreement”), pursuant to which we and Valeska agreed to form a new Texas limited partnership (the “Joint Venture”), of which Valeska will serve as general partner. The Joint Venture Agreement contemplates that Valeska will cause funds to be invested, arrange financial and strategic partnerships, and that both parties would bring investment opportunities to the Joint Venture. Pursuant to the Joint Venture Agreement, Valeska has co-investment rights in the Joint Venture. Any distributions from the Joint Venture will be paid first to Valeska and the Company, in an amount equal to 8% to Valeska and 2% to the Company, subject to investor approval; then to any investors as negotiated therewith; and finally Valeska and the Company will share any remaining distributions, with Valeska receiving 80% of such distributions and the Company receiving 20% of such distributions.

The Joint Venture Agreement also provides that Valeska has the right to require us to purchase its interest in the Joint Venture at any time, in exchange for shares of our common stock. In the event that Valeska exercises this right, the valuation of the Joint Venture will be valued in a negotiated manner or at 30% greater than the gross acquisition cost of any property acquired by the Joint Venture, and the number of shares exchangeable for such interest will be equal to the market price of our shares of common stock on the date that such right is exercised by Valeska.

Additionally, we have the right, pursuant to the Joint Venture Agreement, to veto any deal which Valeska proposes to include in the Joint Venture.

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy, Inc., which is controlled by William M. Simmons, the President and Director of the Company, and is majority owned by Daniel Vesco, the Company’s Chief Executive Officer and a Director of the Company, through an entity which he controls (“Valeska” and collectively the “Shareholders”) entered into a Voting Agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the “Shares”) which they hold for (i.e. in favor of) the removal of William M. Simmons or Daniel Vesco, our Directors (the “New Directors”).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

The Voting Agreement further provided that in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Shareholder becomes aware of information which would lead a reasonable person to believe that such Director has committed fraud or theft from the Company, or a violation of the Securities laws, the Voting Agreement shall not apply, and the Shareholders may vote their shares as they see fit.

The Term of the Voting Agreement is until June 5, 2009 (the “Term”).  The Shareholders agreed to enter into the Voting Agreement in consideration for the New Directors agreeing to serve the Company as Directors of the Company.

On or about July 12, 2007, another one of our significant shareholders, Lucayan Oil and Gas Investments, Ltd. (“LOGI”), which is 50% owned by Max Maxwell, our former President and Director, entered into a Voting Agreement with us, which was amended by a First Amendment to Voting Agreement, which provided that the shares of common stock held by LOGI would be subject to the identical terms of our June 5, 2007 Voting Agreement with the Shareholders.

Cooperation Agreement and Mutual Release

On or about July 12, 2007, LOGI; Mr. Maxwell; Meredith Maxwell, Mr. Maxwell’s daughter and our former employee; and A.E. Buzz Jehle, our former consultant (collectively the “Former Interested Parties”) entered into a Cooperation Agreement and Mutual Release (the “Release”) with us and Texaurus Energy, Inc. (“Texaurus”), our wholly owned Delaware subsidiary (for the purposes of the description of the Release, all references to “we,” “us,” the “Company” or similar words include Texaurus).  In connection with the Release, we and the Former Interested Parties agreed to release each other (including employees, officers, directors, representatives, employees and assigns) from any and all claims, rights, causes of action and obligations which were known or unknown at the time of the entry into the Release, subject only to the Assignment by the Former Interested Parties of their rights, causes of actions or demands against any former officers or Directors of us to the Company and the New Directors (the “Assignment”) and the Extension.  The release we provided to the Former Interested Parties was against any and all claims, rights, causes of action and obligations which were known at the time of the entry into the Release, or which are not brought to the attention of the New Directors or the Company by 5:00 P.M. Central Standard Time, on September 30, 2007 (the “Extension”).

Additionally, in connection with the Release, Mr. Maxwell personally agreed, to the best of his ability, to cooperate with us in connection with an audit of us and Texaurus; to provide a list of the known liabilities of the Company which Mr. Maxwell was aware of; and to personally certify the accuracy and completeness of any financial statements which the Company prepares covering the time period during which Mr. Maxwell was President of the Company, in a form similar to the Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 and Certification of Chief Executive Officer; and (ii) Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, which reporting companies are required to file as attachments to each periodic filing with the Commission.

Mr. Maxwell also agreed pursuant to the terms of the Release that any options which he vested pursuant to the June 2006 options which he was granted by us would expire if unexercised on August 1, 2007; and that we owe him no rights to contribution or indemnification in connection with his service to the Company. Mr. Maxwell also certified that the shares of common stock granted to LOGI were issued for valid consideration and fully paid and non-assessable (the “Certification”).  Additionally, pursuant to the terms of the Release, we agreed to indemnify Mr. Maxwell and Mr. Jehle against any dispute regarding the shares issued to LOGI, provided that such Certification is valid and correct.

Consulting Agreement

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the “Consulting Agreement”), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock valued at the market price on the date of issuance, in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the “Six Month Issuance”).  The Consulting Agreement is described in greater detail below under “Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.”

On July 17, 2007, the Company's Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series A preferred stock (the "Series A Preferred Stock").

The Series A Preferred Stock has a par value of $0.001 per share. The Series A Preferred Stock consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the one thousand (1,000) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting.

Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

On or about July 26, 2007, with an effective date of July 31, 2007, we entered into a Termination of Lease Agreement (the “Termination Agreement”) with our landlord at 2200 Post Oak Blvd., Suite 340, Houston, Texas 77056 (the “Post Oak Office”).  Pursuant to the terms of the Termination Agreement, we and the landlord agreed to terminate the lease on the Post Oak Office space, and we agreed to pay the landlord approximately $4,090 as a termination fee, $3,331 as payment of past due rental fees; and we also agreed to forfeit any right to our security deposit of approximately $1,578 held by the landlord pursuant to the terms of our lease in connection with such Termination Agreement.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (“Valeska” and the “Second Amendment”).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and help bring the Company current in its filings (the “Services”):

•	1,000 shares of the Company’s Series A Preferred Stock;
•
A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

•	10,000,000 restricted shares of the Company’s common stock; and
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space Lease

Effective June 11, 2007, we entered into a lease for office space at 100 Highland Park Village - Suite 200, Dallas, Texas. Pursuant to the office space lease, we agreed to rent approximately 80 square feet of office space for total monthly rent of $586 per month from the effective date of the agreement until June 30, 2008, and to rent another approximately 80 square feet of office space for total monthly rent of $1,675 starting September 1, 2007. Therefore, the total monthly rent due under the agreement will be $586 from June 11, 2007 until September 1, 2007, and $1675 thereafter for the term of the agreement. The lease also includes approximately $500 of additional monthly expenses associated with internet access, telephone and fax costs and answering services per month.

Oil and Gas Properties

Texaurus Energy, Inc.  currently owns interests in three oil and natural gas producing fields, and an exploration project:

The Barnes Creek field is located in Allen Ph, Louisiana and operated by Zachry Exploration, Ltd.  The 320-acre unit is produced by one well, which is L&H Partnership # 1.  Oil and gas production is obtained from 10,200 ft deep Yegua sand formation.  Texaurus interests in this field are 7.42299% working interest(“WI”) and 5.38167% net revenue interest (“NRI”).  Geological and engineering data demonstrate that one well can adequately drain 320 acres in this formation, therefore no future well is planned in this unit.

Edgerly field is located in Calcasieu Ph, Louisiana and operated by Peoples Energy Prod. The field has four producing wells and a potential to drill two additional offset wells.  Producing wells are North American Land No 1, No. 2, No. 3 and No. 4.  These wells are producing from Marg Tex 1 & 2 sands.  Texaurus interests in this field are 11.75625% WI and 8.51919% NRI.

Intracoastal field, which is also called Little White Lake field, is located in Vermillion Ph, Louisiana and operated by Key Operating.  The field has three producing wells, which are Lease S/L 16995# 1, #2, and # 3.  The wells demonstrate additional hydrocarbon production potential behind pipe for future recompletion.  Texaurus interests in this field are 8.0% WI, and 5.84% NRI.

Clovelly project is located in LaFourche, Louisiana and consists of two drilling locations.  One of these locations is classified as proved undeveloped (“PUD”), and the other one is an exploratory drill site.  Texaurus interests in the lease are approximately 11% working interest and 7.7% NRI before payout and 8.8% WI and 6.61% NRI after payout.

Below is an estimate of the reserves and future production and income attributable to certain leasehold interests held by us as of January 1, 2007, as prepared by R.A. Lenser and Associates, Inc., of Houston, Texas. The subject properties are located in the Barnes Creek, Edgerly, and Intracoastal City Fields, Allen, Calcasieu, and Vermilion Parishes, Louisiana. The results of this study are summarized below:

Texhoma Energy, Inc.
Estimated Net Reserves and Income Data
Attributable to Certain Leasehold Interests
As of January 1, 2007

	Proved Developed	Total
	Producing Behind Pipe	Undeveloped Proved
Remaining Reserves
Oil/Condensate - MBbls	66 4	133 203
Gas-MMCF	298 46	66 410

Liquid Hydrocarbon Volumes are expressed in thousands of barrels (MBbls). A barrel is equivalent to 42 United States gallons. Gas Volumes are expressed in millions of standard cubic feet (MMCF) at the contract temperature and pressure base of the state of Louisiana.

Reserve Definitions

The proved reserves disclosed above conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC).

Estimate of Reserves

Estimates of reserves were prepared by the use of geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods utilized in the analysis of each reservoir was tempered by experience in the area, stage of development, quality and completeness of basic data, and production history.

Where applicable, the volumetric method was employed for determining the original quantities of hydrocarbons in place. Where sufficient geological data was available, structural maps were prepared to delineate each reservoir and isopachous maps were constructed to determine reservoir volumes. Electrical logs, core analysis, and other available data were used to prepare these maps as well as to determine representative values for porosity and interstitial water saturation. Reserves based upon voiumetric calculations or other methods such as analogy with offset wells are usually subject to greater revision than those based upon production and/or pressure performance data. Therefore, it may be necessary to revise these estimates up or down in the future as more reliable engineering data becomes available.

Reserves of depletion-type reservoirs or those whose performance disclosed reliable decline in production-rate trends or other diagnostic characteristics were estimated by the application of appropriate decline curves or other performance relationships. In the analysis of production decline curves, reserves were established only to a calculated economic limit.

Estimate of Future Producing Rates

Initial production rates were based on the current rates for those reservoirs now on production. If no production decline was established, a decline profile analogous to similar wells was used. If a decline trend was established, this trend was used as the basis for estimating future rates.

General

The reserves above are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered and, if recovered, the revenues there from and the actual costs related thereto could be more or less than the currently estimated amounts. Also, estimates of reserves may increase or decrease as a result of future operations.

Plan of Operations

Since the Company does not own the majority interests in the producing wells and in the leases, it is difficult to project future development and exploration activities.  Based on previous reports and correspondence, a well is expected to be drilled in the Clovelly prospect in 2007.

Texhoma is aggressively pursuing new acquisitions in order to increase its production, oil and gas reserves.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the "pink sheets" published by the National Quotation Bureau under the symbol "TXHE". However, the fact that our securities have limited and sporadic trading on the pink sheets does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board, assuming that we are able to become current in our periodic filings with the Commission, of which there can be no assurance.  As of August 1, 2007, the Company had approximately 228,474,724 shares of common stock outstanding held by approximately 184 shareholders of record.

Recent Sales Of Unregistered Securities

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

On June 1, 2006, the Company's Board of Directors approved the grant of an aggregate of 10,000,000 options to the Company's officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan. All the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%. Options were granted to Max Maxwell, Frank Jacobs, Brian Alexander, and Terje Reiersen.  These options will be valued using the Black Scholes valuation method.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, on June 1, 2006, the Board of Directors approved the grant of 2,000,000 options to another consultant to the Company in consideration for investor relations services rendered to the Company. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009, or as provided in an Option Agreement to be drafted subsequent to the grant, to evidence such options.  These options will be valued using the Black Scholes valuation method.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing grant did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

On or about May 15, 2007, we agreed to issue Valeska 15,200,000 restricted shares of our common stock in consideration for and in connection with its entry into the Management Agreement, described above. We  claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

On or about May 31, 2007 we sold 4,800,000 shares of our restricted common stock pursuant to a subscription agreement to an individual for aggregate consideration of $60,000 or $0.0125 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

On or about June 5, 2007, we sold 18,000,000 shares of our common stock to Hobart Global Limited, a British Virgin Islands company, in consideration for $225,000 or $0.0125 per share. We also agreed to provide Hobart piggy-back registration rights in connection with the sale. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

On or about July 9, 2007, we sold 1,000,000 shares of our common stock to Camecc A/S, a Norwegian company, in consideration for $12,500 or $0.0125 per share. We also agreed to provide Camecc A/S piggy-back registration rights in connection with the sale. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

In July 2007, we agreed to issue Mr. Ibrahim Nafi Onat an aggregate of 500,000 restricted shares of our common stock in connection with his entry into the Consulting Agreement (described above).    We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

In August 2007, we issued 1,000 shares of our Series A Preferred Stock to Valeska in connection with the Second Amendment to Management Services Agreement with Valeska (described above).   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we agreed to issue Valeska 10,000,000 shares of our restricted common stock and options to purchase 60,000,000 shares of our common stock at an exercise price of 110% of the trading value of our common stock on the grant date of such options. As these shares and warrants have not physically been issued as of  the date of this filing, such shares and options are not included the outstanding number of shares disclosed throughout this Form 10-KSB and/or the shareholder calculations disclosed herein.  We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances will not involve a public offering, the recipient will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company’s current plan of operations for the next twelve (12) months is to bring the Company current in its filings with the Commission, get the Company’s accounting and controls and procedures in order and work to decrease the Company’s current liabilities.

In connection with our properties, a deal we had in place to sell the Clovelly Field interests fell through, and we are relying on the operators of our other properties regarding the direction of those prospects.  To date, all of those operators have indicated that they have no plans to expand their current drilling prospects.

We currently believe that we can continue our operations for approximately the next six months with funds raised in June 2007, and anticipate needing to raise approximately $300,000 in the next twelve months to pay our current liabilities and maintain our current rate of monthly expenditures, of which there can be no assurance.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

We had no revenues for the years ended September 30, 2004 or September 30, 2005.

We had oil and gas exploration expenses of $1,709,441 for the year ended September 30, 2005, compared to $0 for the year ended September 30, 2004.  The oil and gas exploration expenses were in connection with the Company’s acquisition of Black Swan in November 2004, and subsequent exploration expenses in connection with Black Swan.

We had total general and administrative expenses of $1,122,805 for the year ended September 30, 2005, compared to $3,222,977 for the year ended September 30, 2004, a decrease of $2,100,172 or 65.2% from the prior period.  The decrease in general and administrative expenses was in connection with our change in business focus to an oil and gas exploration company during the year ended September 30, 2005, and reduced expenses therewith.

We had a net loss of $2,832,246 for the year ended September 30, 2005, compared to a net loss of $3,222,977 of net loss for the year ended September 30, 2004, a decrease in net loss of $390,731 or 12% from the prior period.  The main reason for the decrease in net loss was the $2,100,172 decrease in general and administrative expenses in connection with the change in business focus to an oil and gas exploration company, offset by the $1,709,441 increase in oil and gas exploration expenses for the year ended September 30, 2005, compared to the year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had total assets of $149,805, consisting of cash of $149,805.

We had total liabilities, consisting solely of current liabilities as of September 30, 2005 of $1,194,958, which included accounts payable of $27,449, accrued expenses of $122,509 and notes payable due to affiliates of $1,045,000, which notes were payable to Capersia, LOGI and MFS Technology.

We had negative working capital of $1,045,153 and a retained deficit of $7,374,759 as of September 30, 2005.

For the year ended September 30, 2005, we had cash used in operating activities of $100,195, which was mainly due to stock issued for services of $1,045,012 in connection with the settlement of debt owed to a former director and consultant and $1,709,441 of oil and gas exploration costs, offset by net loss of $2,832,246.

We had net cash used in investing activities for the year ended September 30, 2005, which was solely due to $1,395,000 invested in the joint venture which amount was later acquired by Lucayan Oil & Gas Investments and converted to shares at $0.04 per share, as described above.

We received $1,645,000 in cash provided by financing activities for the year ended September 30, 2005, through the $1,045,000 of loans from affiliates, which amount was loaned to us by Capersia, LOGI and MFS Technology, and $600,000 of proceeds from the sale of common stock in connection with:

•	The March 8, 2005, sale of 2,000,000 shares of common stock in connection with a private placement at $0.10 share for which the Company received $200,000; and

•	The December 2005, sale of an aggregate of 4,000,000 in shares of common stock to two entities in connection with a private placement at $0.10 share for which the Company received $400,000.

FUNDING TRANSACTIONS:

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

In March 2006, we raised $300,000 from the sale of 7,500,000 shares of our common stock, which shares were sold at $0.04 per share, to our former Chief Executive Officer and former Director, Frank Jacobs.

We raised an aggregate of $384,000 through the sale of 4,800,000 units at a price of $0.08 per unit during June through December 2006, which units each included one (1) share of common stock and one (1) one-year warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share.

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.

We have subsequently used the majority of this funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray and the Management Agreement with Valeska, as described above.

We believe that we have sufficient funds to repay the interest and principal payments on amortizing payment required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus, as such amortizing payments do not have any minimum payment amount, and as such, the required payment of such amortizing payment on the Secured Term Note will not adversely impact our future current assets or cash on hand.  However we will need to repay $8,500,000 (minus any payment of principal on the Note which we are able to make through our 80% production payments to Laurus) on March 27, 2009, which funds we do not currently have and which we can provide no assurances will be available when such Note is due.

Additionally, to continue our planned oil and gas operations the Company remains reliant on raising further equity funds and our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may have to raise additional capital and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

We raised an aggregate of $384,000 through the sale of 4,800,000 units at a price of $0.08 per unit during June through December 2006, which units each included one (1) share of common stock and one (1) one-year warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share. We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 10.25% per year (as of July 24, 2007), which is due and payable on March 27, 2009, and which principal is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

There can be no assurance that we will have sufficient funds to pay any principal or interest on the Note when due on March 27, 2009, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above, and we do not currently believe that such production payments will be sufficient to repay such Note as of the date of this filing. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $8,500,000 to repay the Note (not including any adjustments for payment of principal in connection with production payments paid by Texaurus) by March 27, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations, which could cause any investment in the Company to become worthless.

WE RELY HEAVILY ON WILLIAM M. SIMMONS AND DANIEL VESCO, OUR OFFICERS AND DIRECTORS, AND IF THEY WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING SIMILARLY QUALIFIED OFFICERS AND DIRECTORS.

Our success depends upon the personal efforts and abilities of William M. Simmons, our President and Director and Daniel Vesco, our Chief Executive Officer and Director. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Simmons and Mr. Vesco and our ability to attract qualified contractors and consultants on an as-needed basis.

We face continued competition for such contractors and consultants, and may face competition for the services of Mr. Simmons and/or Mr. Vesco in the future. We do not have any employment contracts with Mr. Simmons or Mr. Vesco, nor do we currently have any key man insurance on Mr. Simmons or Mr. Vesco. Mr. Simmons and Mr. Vesco are our driving forces and are responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Simmons and Mr. Vesco and/or attract and retain such contractors and consultants in the future. The loss of either Mr. Simmons and Mr. Vesco, or both and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

WE HAVE BECOME AWARE THAT SPAM EMAILS REFERENCING THE COMPANY HAVE BEEN DISSEMINATED IN THE PAST, WHICH COULD AFFECT THE MARKET FOR AND/OR THE VALUE OF OUR COMMON STOCK.

It has come to our attention that during the month of October 2006 certain spam-emails, containing false and misleading information about our company, were disseminated over the internet. The spam-emails distributed by third parties that are not associated with the Company or its Officers or Directors have not been authorized, sanctioned or paid for by the Company. We caution investors to review our most recent Form 8-K with the Commission, our official press releases and our periodic filings, which we anticipate filing and amending in the future, before making any investment in us.

While we are not responsible for the dissemination of the spam-emails and are not aware of who was responsible, we were contacted by the Commission and were requested to voluntarily provide shareholder information and disclosures in connection with the origins of the dissemination of such spam emails. The Company cooperated fully with the Commission.

The fact that someone disseminated spam emails about our company and the fact that the Commission previously looked into such emails may be perceived by potential investors as a negative factor which could adversely affect the market for and/or the value of our stock.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

We recently became aware of a subscription agreement relating to the sale of certain shares of our common stock in February 2005, which shares have not been issued to date, and which subscription agreement we have been unable to verify as of the date of this filing.  As a result of the subscription agreement, and our previous failure to issue shares in connection with such subscription agreement, we may have potential liability for such shareholders loss of liquidity and/or the decline in the value of our common stock.  Additionally, there may be other subscription agreements which we are not aware of relating to the sale of our common stock, which sales and issuances are not currently reflected with our Transfer Agent and/or in the number of outstanding shares of common stock disclosed throughout this report. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous subscription agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such shares when originally subscribed.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three Directors and a small number of executive officers and employees. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

Public interest in the protection of the environment has increased dramatically in recent years. Our oil and natural gas production and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (if any) are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance.

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

THE COMPANY HAS ESTABLISHED PREFERRED STOCK WHICH CAN BE DESIGNATED BY THE COMPANY'S BOARD OF DIRECTORS WITHOUT SHAREHOLDER APPROVAL AND HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 1,000,000 shares of preferred stock authorized, and 1,000 shares of Series A Preferred Stock authorized. Shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. As a result of this, the Company's shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

THE COMPANY HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 1,000 shares of Series A Preferred Stock authorized. All outstanding shares of Series A Preferred stock, which are all currently held by Valeska Energy Corp., the beneficial owner of which is William M. Simmons, the President and Director of the Company, can vote in aggregate on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400,000 shares, out of a total number of 20,400,000 shares voting. Because of the shares of Series A Preferred Stock, Valeska Energy Corp., will effectively exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the operations of the Company.

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 17,200,000 shares of common stock, additionally, Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, and is able to vote an additional 229,994,101 shares of common stock due to various Voting Agreements entered into with certain of our majority shareholders as described above.  As a result, Mr. Simmons is able to vote 246,194,101 voting shares based on 450,968,825 voting shares outstanding (representing 220,974,724 shares of common stock outstanding and 229,994,101 shares of stock which the Series A Preferred Stock are able to vote) representing 54.8% of our outstanding voting shares. As a result, our Directors and officers will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons, Mr. Vesco and Mr. Onat may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE REMOVAL OF MR. VESCO AND MR. SIMMONS AS DIRECTORS OF THE COMPANY IS PROTECTED BY VOTING AGREEMENTS ENTERED INTO WITH THE COMPANY’S MAJORITY SHAREHOLDERS.

Certain of the Company’s majority shareholders, including Capersia Pte. Ltd., Lucayan Oil and Gas Investments, Ltd., Frank A. Jacobs (the Company’s former Chief Executive Officer and Director) and Valeska Energy, Inc. (the “Voting Shareholders”) entered into Voting Agreements whereby they agreed that they would not vote the aggregate of 71,874,000 shares of common stock which they hold for (i.e. in favor of) the removal of Mr. Simmons or Mr. Vesco (the “New Directors”) until the expiration of the agreements on June 5, 2009.  The Voting Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action without Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the term of the Voting Agreements, that such Voting Shareholders would vote their shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.  The Voting Agreements also included a provisions whereby in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such New Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such New Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Voting Shareholder becomes aware of information which would lead a reasonable person to believe that such New Director has committed fraud or theft from the Company, or a violation of the Securities laws  (each a “Breach of Fiduciary Duty”), this voting requirement set forth above shall not apply.  As a result of the Voting Agreements, it will likely be impossible for the shareholders of the Company to remove Mr. Simmons or Mr. Vesco as Directors of the Company, unless a Breach of Fiduciary Duty occurs, and even then, due to Valeska’s ownership of the Series A Preferred Stock (as described above), it will likely be impossible for such New Directors to be removed as Directors of the Company.

THE INTERESTS OF MR. SIMMONS AND MR. VESCO, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, RESPECTIVELY, MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS, AND THEY MAY ALSO COMPETE WITH THE COMPANY OR ENTER INTO TRANSACTIONS SEPARATE FROM THE COMPANY.

Mr. Simmons and Mr. Vesco, our President and Chief Executive Officer, respectively, are involved in business interests separate from their involvement with the Company, including but not limited to Valeska Energy Corp., which business and/or companies may also operate in the oil and gas industry similar to and/or in competition with the Company. Mr. Simmons and Mr. Vesco are under no obligation to include us in any transactions which they undertake. As a result, we may not benefit from connections they make and/or agreements they enter into while employed by us, and they, or companies they are associated with, including, but not limited to Valeska, may profit from transactions which they undertake while we do not.  As a result, they may find it more lucrative or beneficial to cease serving as officers or Directors of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us, shareholders should keep in mind that they are under no obligation to share their contacts and/or enter into favorable contracts and/or agreements they may come across with the Company, and as a result may choose to enter into such contracts or agreements through companies which they own, which are not affiliated with us, and from which we will receive no benefit.   Finally, certain of the agreements they may enter into on our behalf may benefit them more than us, including, but not limited to the Management Agreement, which currently pays Valeska $10,000 per month.

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

Although Laurus may not exercise its Texhoma Warrant if such exercise would cause it to own more than 4.99% of our outstanding common stock, the Texhoma Warrant also contains provisions which provide for the 4.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 4.99% of our common stock or upon the occurrence of an event of default (as defined under the Note). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs, Laurus may fully exercise the Texhoma Warrant and fully convert the Texhoma Warrant into shares of our common stock. If this were to happen, it would cause immediate and substantial dilution to our existing shareholders and if it were to happen when our Registration Statement covering Laurus' securities has been declared effective, the subsequent sale of such shares in the marketplace, if affected, could cause the trading value of our common stock, if any, to decrease substantially.

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

THE ISSUANCE OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF THE TEXHOMA WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

Once we are able to file a registration statement covering the shares of common stock issuable in connection with the exercise of the Texhoma Warrant, which we do not anticipate being able to file until such time as we are current in our filings, the issuance of common stock upon exercise of the Texhoma Warrant will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on exercise of the Texhoma Warrant, which has an exercise price of $0.04 per share, currently more than the average trading value of our common stock during the past thirty days. Although Laurus may not exercise its warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, this restriction does not prevent Laurus from exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will likely cause the value of our common stock to decline in value (if such common stock is trading at more than $0.04 per share prior to such sales) and will likely also cause substantial dilution to our common stock.

THE MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE, ILLIQUID AND SPORADIC, IF WE HAVE A MARKET AT ALL.

The market for our common stock on the Pinksheets has historically been volatile, illiquid and sporadic and we anticipate that such market, and the market for our common stock on the Over-The-Counter Bulletin Board (which we plan to trade our shares once we become current in our filings, of which there can be no assurance) will continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the oil and gas exploration industry and the market for oil and gas and petroleum based products.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Texhoma Energy, Inc.

We have audited the accompanying balance sheet of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(an exploration stage company) as of September 30, 2005, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(an exploration stage company) as of September 30, 2005 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GLO CPAs, LLP
GLO CPAs, LLP
Houston, Texas
July 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Texhoma Energy, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) for the year ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows  of Texhoma Energy, Inc. (formerly Make Your Move, Inc.)(a development stage company) for the year ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 12, 2005

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2005

ASSETS	2005

Current Assets
Cash and cash equivalents	$149,805

Total Current Assets	149,805

TOTAL ASSETS	$149,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,449
Accrued expenses	122,509
Notes payable related parties	1,045,000

Total Current Liabilities	1,194,958

Commitments and Contingencies (Note 9)	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none Issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,812,252 and 30,875,996 shares issued and outstanding at September 2005 and 2004, respectively	106,812
Additional paid-in capital	6,222,794
Retained deficit	(7,374,759)

Total Stockholders’ Equity	(1,045,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,805

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
 STATEMENTS OF OPERATIONS
Years Ended September 30, 2005 and 2004
And for the Period from September 28, 1998 (Inception) to September 30, 2005

	2005	2004	For the Period from September 28, 1998 (inception) to September 30,2005
Revenues
Oil and gas interests	$-	$-		$31,250

Total revenues	-	-		31,250

Operating expenses:
Oil and gas exploration	1,709,441	-		1,709,441

Gross Margin	(1,709,441)	-		(1,678,191)

Bad debt expense	-	-		-
Depreciation and amortization	-	-		-
General and administrative expenses	1,122,805	3,222,977		5,606,725

Operating income (loss)	(2,832,246)	(3,222,977)		(7,284,916)

Other income (expenses):

Research and development	-	-		(89,843)

Total other income (expense)	-	-		(89,843)

Income (loss) before income taxes	(2,832,246)	(3,222,977)		(7,374,759)

Net income (loss)	$(2,832,246)	$(3,222,977)	$	$(7,374,759)

Weighted average common shares outstanding	97,947,198	9,762,672

Basic earnings (loss) per share:	$(0.03)	$(0.33)

See accompanying summary of accounting policies and notes to financial statements.

Texhoma Energy, Inc.
(Formerly Make Your Move, Inc.)
An Exploration Stage Company
Statements of Stockholders' Equity (Deficit)
For the period from September 28, 1998 (Date of Inception) to September 30, 2005

									Accumulated
						Paid-In Capital			Deficit during	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit]
Balance, at inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.1875 per share, October 5, 1998	266,667	267	-	-	49,733	-	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(50,485)	(50,485)
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-	-	(50,485)	(485)

Net (loss) for the year	-	-	-	-	-	-	-	-	(485)	(485)
Balance, September 30, 2000	266,667	267	-	-	49,733	-	-	-	(50,970)	(970)

Shares issued at $5.625 per share, June 30, 2001:
For compensation	2,667	3	-	-	14,997	-	-	-	-	15,000
For acquisition	53,333	53	-	-	299,947	-	-	(300,000)	-	-
Contributed capital	-	-	-	-	-	-	193,328	-	-	193,328
Net (loss) for the year	-	-	-	-	-	-	-	-	(218,587)	(218,587)
Balance, September 30, 2001	322,667	323			364,677	-	193,328	(300,000)	(269,557)	(11,229)

Shares issued at $5.625 per share for consulting services:
January 7, 2002	160	0	-	-	900	-	-	-	-	900
June 15, 2002	46,176	46	-	-	259,694	-	-	-	-	259,740
July 7, 2002	1,200	1	-	-	6,749	-	-	-	-	6,750
Cancelation of outstanding shares, November 2001	(53,333)	(53)	-	-	(299,947)	-	-	300,000	-	-
Contributed capital	-	-	-	-	-	-	232,418	-	-	232,418
Net (loss) for the year	-	-	-	-	-	-	-	-	(482,114)	(482,114)
Balance, September 30, 2002	316,869	317			332,073	-	425,746	-	(751,671)	6,465

Shares issued for consulting services
11/19/2002 at $18.75 per share	13,333	13	-	-	249,987	-	-	-	-	250,000
1/1/2003 at $5.625 per share	3,333	3	-	-	18,747	-	-	-	-	18,750
7/1/2003 at $.9375 per share	20,320	20	-	-	19,030	-	-	-	-	19,050
9/22/2003 at $8.625 per share	5,067	5	-	-	43,695	-	-	-	-	43,700
9/22/2003 at $.9375 per share	13,333	13	-	-	12,487	-	-	-	-	12,500
Contributed capital	-	-	-	-		-	194,258	-	-	194,258
Net (loss) for the year	-	-	-	-	-	-	-	-	(567,865)	(567,865)
Balance, September 30, 2003	372,256	372	-	-	676,018	-	620,004	-	(1,319,536)	(23,142)

Shares issued for consulting services:
at $7.5 per share, October 10, 2003	336,267	336	-	-	2,521,664	-	-	(2,380,000)	-	142,000
at $.75 per share, October 10, 2003	52,960	53	-	-	39,667	-	-	-	-	39,720
at $1.5 per share, October 10, 2003	3,333	3	-	-	4,997	-	-	-	-	5,000
at $2.625 per share, October 15, 2003	5,333	5	-	-	13,995	-	-	-	-	14,000
at $1.875 per share, November 26, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $1.875 per share, December 5, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $2.625 per share, December 15, 2003	6,667	7	-	-	17,493	-	-	-	-	17,500

Reclassification of contributed capital to accounts payable shareholder, net	-	-	-	-	-	-	(217,614)	-	-	(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)	-	-	(2,058,725)	-	-	2,059,000	-	-
Write off of receivable from shareholder	-	-	-	-	-	-	-	321,000	-	321,000
Shares issued for services:
at $1.5 per share, January 29, 2004	5,333	5	-	-	7,995	-	-	-	-	8,000
at $1.125 per share, January 29, 2004	1,600	2	-	-	1,798	-	-	-	-	1,800
at $4.5 per share, January 29, 2004	22,667	23	-	-	101,977	-	-	-	-	102,000
at $.75 per share, February 29, 2004	112,533	113	-	-	84,287	-	-	-	-	84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004	-	-	1,000,000	1,000	19,000	180,000	-	-	-	1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467	-	-	-	-	(1,000,000)
Restricted shares issued for services, at $.75 per share, May 17, 2004	35,200	35	-	-	26,365	-	-	-	-	26,400
Restricted shares issued for services, at $.75 per share, May 17, 2004	118,991	119	-	-	89,124	-	-	-	-	89,243
Restricted shares issued for services, at $.75 per share, May 17, 2004	53,067	53	-	-	39,747	-	-	-	-	39,800
Restricted shares issued for services, at $.75 per share, May 17, 2004	86,076	86	-	-	64,471	-	-	-	-	64,557
Restricted shares issued for acquisition of business, August 16, 2004, Cancelled for non-performance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Restricted shares issued for acquisition of business, August 26, 2004, Cancelled for non-compliance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Shares issued for rounding	(126,895)	(127)	-	-	127	-	-	-	-	-
Shares issued for services, at $.075 per share, September 9, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 20, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 29, 2004	10,000,000	10,000	-	-	740,000	-	-	-	-	750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)	-	-	(132,801)	-	-	-	-	(133,334)
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,222,977)	(3,222,977)
Balance, September 30, 2004	30,875,996	30,876	-	-	3,756,886	180,000	402,390	-	(4,542,513)	(172,361)

Transfer of Paid in Capital Preferred Stock and Contributed Capital to Paid in Capital	-	-	-	-	582,390	(180,000)	(402,390)	-	-	-
Shares issued for services, October 5, 2004 at $.075 per share	6,336,256	6,336	-	-	468,883	-	-	-	-	475,219
Shares issued for services, October 5, 2004 at $.075 per share	7,600,000	7,600	-	-	562,400	-	-	-	-	570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000	-	-	258,441	-	-	-	-	314,441
Shares issued, on March 7, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on August 20, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on September 18, 2005 at $.10 per Share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Correction for prior years rounding	-	-	-	-	(206)	-	-	-	-	(206)
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	-	(7,374,759)	(1,045,153)

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
 STATEMENTS OF CASH FLOWS
Years Ended September 30, 2005 and 2004
And for the Period from September 28, 1998 (Inception) to September 30, 2005

2005	2004	For the Period from September 28, 1998 (inception) to September 30,2005
Cash flows from operating activities: Net loss	$(2,832,246)	$(3,222,977)	$(7,374,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-
Stock issued for services	1,045,012	2,805,721	4,484,395
Stock based compensation	-	268,038	888,042
Oil and gas exploration costs	1,709,441	-	1,709,441

Change in assets and liabilities:
Accounts payable	(13,912)	27,033	27,448
Accrued expenses	(8,490)	129,457	133,466
Other	-	(7,272)	(7,272)
Net cash used in operating activities	(100,195)	-	(139,239)

Cash flows from investing activities:
Investment in Black Swan	(1,395,000)	-	(1,395,000)
Other assets	-	-	(10,956)
Net cash used in investing activities	(1,395,000)	-	(1,405,956)

Cash flows from financing activities:
Loans from affiliates	1,045,000	-	1,045,000
Proceeds from issuance of common stock	600,000	-	650,000
Net cash provided by financing activities	1,645,000	-	1,695,000

Increase (decrease) in cash and cash equivalents	149,805	-	149,805
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of year	$149,805	$-	$149,805

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

1. Summary of Significant Accounting Policies

Description of Business - Texhoma Energy, Inc. (formerly Make Your Move, Inc.) was originally incorporated as Pacific Sports Enterprises, Inc. in 1998.  Texhoma is engaged in the exploration for and the production of hydrocarbons, more commonly known as the exploration and production of crude oil and natural gas.

In November 2004, Texhoma acquired a 40% interest in Black Swan Petroleum Pty. Ltd. and its wholly owned subsidiary, Black Swan Petroleum (Thailand) Ltd. (“BSP”).  BSP held a 100% interest in a large offshore petroleum concession located in the Gulf of Thailand, adjacent to the Eastern Thai coastline, in water depths averaging 20 meters.  The terms of the acquisition included issuance of Company stock which resulted in a change in control of Texhoma.

The Company has also entered into a 6% participation agreement for the exploration and development of an area in Louisiana in December 2004.

At September 30, 2005 Texhoma was in the development stage as defined by SFAS 7, Accounting and Reporting for Development State Companies.  As of year end, Texhoma had generated nominal revenues, primarily devoting its efforts to developing its business and raising working capital through equity financing and short-term borrowings.

Organization and Basis of Presentation– Texhoma’s securities are registered with the Securities and Exchange Commission in the United States of America and its securities currently trade under the symbol “TXHE.PC” on the pink sheets.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates– Texhoma’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

The primary estimates made by management included in these financial statements are the impairment reserves applied to various long-lived assets and the fair value of its stock tendered in various non-monetary transactions.

Cash and Cash Equivalents - Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Foreign Currency Translation - During the relevant periods, Texhoma’s investment in the BSP assets and liabilities were translated from Thailand and Australian currency into U.S. currency by use of exchange rates in effect at the balance sheet date. Revenues and expenses were translated utilizing the exchange rates in effect on the date they were included in income or using weighted-average exchange rates. Capital accounts were translated using the exchange rates in effect when the foreign entity’s capital stock was acquired or issued.  Gains or losses on translating the Thailand currency and Australian currency into U.S. currency were reported in Minority Interest in Exploration Costs. Foreign currency transaction gains and losses were included in net income in the period the exchange rate changed. Translation or transaction gains or losses were not material to the financial statements.  The currency translations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 Foreign Currency Translation, (FAS 52).  Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders’ equity.

Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Values of Financial Instruments (FAS 107), requires disclosing fair values to the extent practicable for financial instrument, which are recognized or unrecognized in the balance sheet. For certain financial instruments, including cash, accounts payable, and accrued expenses and short term debt, it was assumed that the carrying value does not materially differ from fair value.  The fair value of debt was determined based upon current rates at which Texhoma could borrow funds with similar maturities remaining.

Property and Equipment- Property and equipment are recorded at cost less impairment. Depreciation is computed using the straight-line basis over the estimated useful lives of the assets at the rates in the accompanying table.

Asset Category	Depreciation/ Amortization Period

Building	30 Years

Plant & Equipment	7 Years

Production Tooling	$10 per unit

Automotive Equipment	5 Years

Office Equipment	5 to 3 Years

     As previously disclosed, Texhoma is in the development state and as such, did not own any property and equipment as of September 30, 2005 nor was there any depreciation reported.

Oil and Natural Gas Exploration and Development - BSP records its exploration operations in accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19). Exploration involves identifying areas that may warrant inspection and/or examination of specific areas that indicate they may possess the presence of oil and gas reserves, including the drilling of exploration wells and collecting seismic data.

BSP adopted “Successful Efforts” accounting for exploration costs as defined in FAS 19.  Under this method, geological and geophysical costs, the costs of carrying and retaining undeveloped properties such as delay rentals, ad valorem taxes on properties, legal costs for the title defense, maintenance of land and lease records, and dry and bottom hole contributions are charged to expense as incurred.  The cost of drilling exploratory wells is capitalized, pending determination of whether the well can produce hydrocarbons.  If it is determined the well has no commercial potential, the capitalized costs, net of any salvage value are expensed.

If it is determined subsequent to a financial reporting period and prior to the issuance of financial statements for that reporting period, that an exploratory well has not found commercially exploitable hydrocarbons, any costs incurred through the end of that reporting period, net of salvage value, must be written off in that prior period under FASB Interpretation No. 36, Accounting for Exploratory Wells in Progress at the End of the Period (FAS 36).

Equity Method of Accounting for Investments in Common Stock - The equity method of accounting for investments in Common Stock when the ownership is 50 percent or less of the voting stock of the enterprise is governed by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18).  It states that use of the equity method of accounting for an investment is required if the investor exercises significant influence over the operating and financial policies of the investee.  APB 18 includes presumptions, based on the investor’s percentage of ownership, as to whether the investor has that ability.

In accordance with APB No. 18, Texhoma treated its 40% ownership in BSP under the equity method of accounting and recorded the investment, adjusted by net losses of $1,245,000.  In March 2005 Texhoma received a final drilling report and the Board of Directors voted to agree with recommendations to abandon and plug the well.  An impairment loss of $464,441 was recorded for the investment (see note 2 Concession).

Long-Lived Assets - The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property, equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Intangible Assets - The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (FAS 142), effective July 1, 2002.  As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of FAS 142.

Income Taxes - Management evaluates the probability of the utilization of the deferred income tax assets.  The Company has estimated a $7,374,759 deferred income tax asset at September 30, 2005.  Of that amount, $2,832,246 is related to net operating loss generated for the year ended September 30, 2005.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward.  Accordingly, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that some, or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of $7,374,759 expires from 2011 to 2023.  The future utilization of the net operating losses is uncertain.

BSP is located in Australia and Thailand, and the Company’s share of those operating losses may not be subject to United States Federal Income Tax.

Earnings Per Share - Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or  if equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.

Loss Per Share - Per SFAS No. 128, Earnings per Share (FAS 128), earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.

Stock Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (FAS 123) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with FAS 123, the Company elected at September 30, 2005 to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

Recent Accounting Pronouncements

Share-Based Payment - In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation (FAS 123(R)), which supersedes APB 25. Accordingly, Texhoma will be required to measure all stock-based compensation awards using a fair value method and recognize such expense in its financial statements as services are performed. In addition, the adoption of FAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FAS No. 123(R) becomes effective for small business issuers as of the first interim or annual reporting period that begins after December 31, 2005.

The effects of the adoption of FAS No. 123(R) on Texhoma’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhoma’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. Texhoma is currently evaluating these variables in the design of its stock-based compensation program as well as the accounting requirements under FAS No. 123(R) and SAB No. 107. In addition, Texhoma intends to utilize restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhoma’s common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee. Texhoma believes that the adoption of FAS No. 123(R) will have a material impact on its financial statements.

Non-monetary Exchange - In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (FAS 153), The amendments made by FAS  153 eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement became effective for non-monetary asset exchanges occurring in Texhoma’s fourth quarter of 2005. The adoption of FAS  153 did not have a material impact on Texhoma’s financial statements.

Conditional Asset Retirement - In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations–an Interpretation of SFAS 143 (FIN 47).  FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.  FIN 47 is effective no later than December 31, 2005 and did not impact the Company’s financial statements.

Foreign Earnings Repatriation Provision within the American Jobs - In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004(FSP FAS 109-2). The American Jobs Creation Act (“AJCA”) introduces a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Texhoma completed its evaluation of this FSP and decided not to repatriate foreign earnings under these provisions as it would not be beneficial to Texhoma.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154).  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. FAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. Texhoma does not believe the adoption of FAS 154 will have a material impact on its financial statements.

Inventory Cost - In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Texhoma’s first quarter of 2006. Texhoma does not believe that the adoption of FAS 151 will have a material impact on its financial statements.

2. CONCESSION

Texhoma had a 40% interest in BSP which owned an exploration concession located in the Gulf of Thailand.  The concession was signed on March 3, 1999 and allowed for three exploration periods of three years each (the second and third periods are optional) followed by a possible twenty-year production period to develop commercial hydrocarbons found during the exploration phase.

On As of June 30, 2005 the shareholders of Black Swan were Texhoma (40%), Dormley Pty. Ltd. (36%), and Capersia Pte. Ltd. (14%) and Nuenco NL (10%).%), respectively.  Due to the ownership division, although Texhoma was a minority percentage owner, the Company controlled the majority of the joint venture and as such reported its interest on a consolidated basis.  As a result of the unsuccessful outcome the investment was expensed in the third quarter 2005.  The acquisition of Black Swan was recorded by Texhoma at $464,441, based upon its 40% ownership interest, which amount was included in the June 30, 2005 write down.

The work program for the First Obligation Period included reprocessing seismic data, acquisition of a 300 sq. km. 3D-seismic program and the drilling of one well. With Thai Government approval, the commitment well was postponed to the 3rd year of the Second Obligation Period (ending March 2, 2005).   In accordance with the terms of the Concession, Black Swan Thai was required to drill two wells and expend $400,000 on other work-programs prior to March 2, 2005.  The obligations were fulfilled in the first half of 2005 upon the Concession being relinquished to the Thai government after it was determined the exploration efforts and the drilling were unsuccessful.

In March 2005 the board of directors voted to plug and abandon the concession and Thailand oil exploration.  The Company still owed $1,115,000 in unpaid past cash calls and contributions to the joint venture.  The unpaid cash contribution was forgiven and paid by the remaining joint venture members.  The Company has no commitment or contingency for those unpaid cash calls and contributions as represented by prior management.  In August 2005 Texhoma’s Board elected to withdraw its support for continued exploration with BSP and write off its investment effective June 30, 2005.

3.  PROPERTY AND EQUIPMENT

Texhoma had no Property and Equipment as of September 30, 2005 or 2004.

4.   SHARE CAPITAL

Stock for Services Compensation Plan - In accordance with Texhoma’s Stock for Services Compensation Plan, on August 26, 2004, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission, for registration under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans to register the shares of common stock under Texhoma’s  Plan in an amount of up to 11,000,000 pre forward split shares and 44,000,000 post forward split shares at various exercise prices.  The Board of Directors is authorized, without further approval; to issue shares of common stock under the plan from time to time of up to an aggregate of 44,000,000 post forward split shares of the Company’s common stock.

Common Stock - On October 5, 2004, Texhoma issued 1,584,064 shares of common stock (6,336,256 shares subsequent to the forward split) in settlement of approximately $161,700 in debt with a former director of the Company.  Texhoma recorded $446,200 as an expense.  The Company issued 1,900,000 shares of common stock (7,600,000 shares subsequent to the forward split) in settlement of $38,000 in debt with a consultant of the Company; Texhoma recorded $542,800 in expenses.

On November 4, 2004, the Company issued 14,000,000 shares of restricted common stock (56,000,000 post forward split shares) for the acquisition of a 40% shareholding interest in the capital of Black Swan.  The acquisition was accounted for using the equity method of accounting, and was the only operation recorded as an investment in Black Swan.

In February, March and August 2005, the Company issued 6,000,000 (post forward split shares) shares of restricted common stock for proceeds of 600,000.  These proceeds were used to fund portions of the cash call for the oil and gas operation in Thailand.

Forward Stock Split - On October 14, 2004, Texhoma approved a 4:1 forward stock split of its common stock.  The forward stock split, which was effected on November 9, 2004, increased Texhoma’s issued and outstanding shares from 25,203,063 shares to 100,812,252 shares of common stock.  The Statements of Stockholders’ Equity was reclassified as of September 30, 2004 to reflect the 4:1 forward stock split.

5.  ACQUISITION

On November 5, 2004, the Board of Directors completed the agreement with Capersia Pte. Ltd. to acquire a 40% interest of Black Swan Petroleum Pty. Ltd. (“Black Swan”) for 14,000,000 new investment shares (56,000,000 shares subsequent to the forward split explained above) of Texhoma common stock.  As previously described above, Texhoma recorded the value of this acquisition at $464,441.

6. RELATED PARTIES

Texhoma, Black Swan, and Black Swan Thai had management and directors in common with its shareholders. At the end of 2004, Mr. Frank Jacobs was a director and the CEO of Black Swan and Black Swan Thai and on January 25, 2005 became a director and the CEO of Texhoma Energy, Inc.  Mr. Brian Alexander was the CFO of Black Swan and Black Swan Thai as well as a director and the CFO of Texhoma.

On October 1, 2003 the Company had approximately $7,300 of outstanding advances payable to Henry Rolling, a former officer.  On September 30, 2004 the Company received further advances of $431,000 from Mr. Rolling and subsequently issued 5,177,488 shares of its common stock for the settlement of $350,000 of advances payable.

During the three months ended December 31, 2004, $161,700 of debt was settled by the issuance of 6,336,256 post split shares of common stock.  There was an $8,000 and $10,000 consulting fee outstanding that is payable to the director of Texhoma.

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a covertible promissory note, see note 7 for additional information.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture," of which ORX Resources, Inc. is the Operator. Our former President and Director Max Maxwell served as Vice President of the Operator at the time we entered into the participation agreement.  On February 14, 2006 the Company increased its working interest to 11% through the purchase of a further 5% working interest in this property from Polaris Holdings, Inc.

On  March  24, 2006, Mr. Jacobs, the Company’s Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common  stock at $0.04 per share, for an aggregate consideration of $300,000, which funds were immediately used by the Company as a portion  of  the  consideration paid by the Company for the purchase of certain oil and gas interests from Kilrush Petroleum, Inc., located in Allen Parish,  Louisiana  and  Calcasieu  Parish,  Louisiana.

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed  $895,000  to  LOGI  as  of  the  date  of the Debt Conversion Agreement in connection  with  money  advanced to the Company in March 2005 for the fulfillment of   a portion of the cash call commitments for the drilling by Black Swan Thai.  Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000  of  the  $895,000 of  which  LOGI was owed into an aggregate of 4,000,000 shares  (or  one  (1)  share  for  each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. Mr. Max Maxwell, who is President and was elected a Director of Texhoma on April 10, 2006, is a 50% owner of LOGI.

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

On  June  1,  2006, the Company's Board of Directors approved the issuance of an aggregate  of  10,000,000  options  to  the  Company's  officers,  directors and employees,  pursuant  to  the  Company's 2006 Stock Incentive Plan and an additional 2,000,000 options for a consultant. All  options expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of employment with the Company.

All options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%.  Options of 4,000,000 were granted to Max Maxwell and Frank Jacobs, and options of 1,000,000 were granted to Brian Alexander, Peter Wilson and Terje Reiersen.  On June 7, 2006, The Board of Directors approved the issuance of an additional 1,000.000 options to Peter Wilson, which amount was later amended to include 2,000,000 options, which expire if unexercised on June 1, 2009.

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments.  In connection with monies we owed Mr. Alexander in director and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash.  In addition Mr. Alexander’s vesting was accelerated such that his options were fully vested with a new expiration date of June 1, 2007.   Mr. Alexander and the Company executed a letter of Mutual Release when Mr. Alexander resigned as an officer and director of the Company on September 27, 2006.   Mr. Alexander did not exercise his option rights and those options expired on June 1, 2007.

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

Mr. Maxwell resigned from the Company May 1, 2007, did not exercise any of his option rights and as a result all option grants expired on August 1, 2007.  Frank Jacobs resigned on June 14, 2007 and his options, if not exercised by September 14, 2007 will expire.

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of  Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Inc.

In July 2007, an additional 500,000 shares were issued to Mr. Ibrohim Nafi Onat in exchange for his entry into a consulting agreement with us.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (“Valeska” and the “Second Amendment”).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the “Services”):

•	1,000 shares of the Company’s Series A Preferred Stock;
•
A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

•	10,000,000 restricted shares of the Company’s common stock; and
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

All of the above transactions may have been entered into at terms which may not have been available to unrelated parties.

7.  CONVERTIBLE LOAN

On December 7, 2004, the Company borrowed $50,000 from a related party.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per shares.

As discussed earlier, in March 2005, the Company received $895,000 from LOGI to fund Black Swan Thailand oil and gas exploration.  This loan was later converted to 22,375,000 in common stock in accordance with the agreement with the Company and LOGI (See Related Party).

8.  NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  There are 56,000,000 restricted shares and no warrants issued in the capital of Texhoma as of September 30 ,2005.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

9. COMMITMENTS AND CONTINGENCIES

As discussed previously, management wound down Black Swan’s operations in Thailand and Australia after unsuccessful drilling in the Concession.  A determination has not made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

10. SUBSEQUENT EVENTS

On January 20, 2006 we divested our shareholding in Black Swan Petroleum Pty. Ltd. and Black Swan Petroleum (Thailand) Limited by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to further sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. However, the Company has learned that Black Swan has deregistered itself as an active company in Australia and Black Swan Thai has gone into voluntary receivership with little chance of the Company receiving any further benefit from the divestment.

In January 2006, Texhoma agreed to participate in a 25% working interest in the exploration of the Bayou Choctaw oil and gas project, located in Iberville Parish, Louisiana.  Texhoma identified that the exposure was in excess of its corporate guidelines and assigned its right to the interest to Morgan Creek Energy Corp. in exchange for $250,000 and 200,000 shares of Morgan Creek Energy.

On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana.  We funded Clovelly SPA through a Joint Operating Agreement, issuance to Sterling Grant of 2 million common shares of Texhoma and payment of $15,000.

On  March  15,  2006,  Texhoma’s wholly-owned  subsidiary,  Texaurus Energy, Inc., which was formed in March 2006 as  a  Delaware  corporation  ("Texaurus"),  entered  into  a Sales and Purchase Agreement  with  Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish,  Louisiana,  which  represent  a  10% working interest (7.3% net revenue interest) in such leases.  The agreed purchase price of the Little White Lake Property was a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.

On March  28,  2006,  with  an effective date of January 1, 2006, Texaurus closed  a  Sales & Purchase Agreement to purchase certain interests from Kilrush Petroleum,  Inc. in Allen Parish, Louisiana and Calcasieu Parish, Louisiana, for aggregate  consideration  of  $5,225,000.  Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus Master Fund, Ltd. (“Laurus”).

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement with Laurus;  a  Registration  Rights  Agreement with Laurus and issued Laurus a Common Stock Purchase Warrant; entered  into a Master Security Agreement with Laurus; sold Laurus a Secured  Term  Note  in  the amount of $8,500,000 and entered into various  other  agreements.  Additionally, in connection with the closing, we issued Laurus Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock and up to 49% of Texaurus’ common stock.

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at 4 cents per share and expiring in five years.  The warrants were issued to Equity Capital Solutions for raising capital for the company.  Up to 10,625,000 warrants to purchase Texhoma common stock at 4 cents per share, expiring in five years, as well as 961 warrants at .1 cent per share to purchase common shares of Texaurus Energy, Inc., a wholly owned subsidiary of Texhoma, at any time following Texhoma’s repayment of all obligations were also issued to Laurus Master Fund Ltd.

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC (“Sunray”).

On June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray the following Leases:

         •      Leases covering approximately 196 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 37.5% interest, subject to existing overriding royalty interests equal to 25% of 8/8.   Additionally, Sunray is entitled to a five-eighth of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout; and

•
Leases covering approximately 20 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 35% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8.

•
Leases covering approximately 280 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 72.5% interest in the leases, subject to existing overriding royalty interests equal to 28% of 8/8. Texhoma simultaneously promoted a 42.5% interest leaving a 30% interest.

•
Texhoma declined to participate in the purchase of the leases covering approximately 80 acres in Brazoria County. In September 2006, this well was a dry hole and participation in subsequent wells was declined.  However, Texhoma continues to hold a 12.5% back in Working Interest.

•	Two leases for another 160 acre site and a 60 acre site which were declined by Texhoma and in which we retained a 12.5% back in Working Interest.

In June 2006, the Company accepted subscriptions for 1,250,000 shares of its common stock at $0.08 share for $100,000 in cash; the Company also issued 1,250,000 warrants at 15 cents expiring in one year.

In July 2006, the company acquired the Sunray property and issued 375,000 of its common stock and granted warrants to purchase 375,000 shares at an exercise price of 15 cents per share expiring in one year.

In July 2006 the Company accepted subscriptions for 2,925,000 shares of our common stock at $0.08 per share for $234,000 in cash and the Company also granted warrants to purchase 2,925,000 shares with an exercise price of  15 cents per share expiring in one year.

In September, 2006 the Company accepted subscriptions for 625,000 shares of our common stock at $0.08 per share for $50,000 and the Company also granted warrants to purchase 625,000 shares with an exercise price of  15 cents per share expiring in one year.

On October 10, 2006, ORX Resources, Inc., operator of the Clovelly Prospect well, notified Texhoma that the jointly owned well had been plugged and abandoned on September 23, 2006.

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in exchange for $60,000.

In June 2007, Valeska Energy, Inc. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 share of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Inc.

In June 2007 18,000,000 shares of our common stock, at $0.0125, were subscribed for by Hobart Global Ltd., a British Virgin Islands corporation in exchange for $225,000.

In July 2007 an additional shares of common stock were sold to Camecc A/S, a Norwegian company for $12,500 or $0.0125 per share and another 500,000 shares were issued to Mr. Ibrahim Nafi Onat in exchange for his entry into a Consulting Agreement with us.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (“Valeska” and the “Second Amendment”).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the “Services”):

•	1,000 shares of the Company’s Series A Preferred Stock;
•
A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

•	10,000,000 restricted shares of the Company’s common stock; and
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

11. GOING CONCERN ISSUES

We cannot provide any assurances that the Company will be able to secure sufficient funds to satisfy the cash requirements for the next 12 months. The inability to secure additional funds would have a material adverse effect on the Company.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  During the year ended September 30, 2005 the Company incurred net losses from operations of $2,832,246 and reported no revenues.  As at September 30, 2005 the Company has incurred $7,374,759 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 30, 2004, we dismissed Braverman & Company PC as our independent public accountant (“Braverman”).  The report of Braverman on our financial statements for the fiscal years ended September 30, 2002 and 2003 did not contain any adverse opinions or disclaimer of opinion, and neither of those opinions were modified as to uncertainty, audit scope, or accounting principals.  There were no disagreements between us and Braverman in regard to any aspects of our financial statements.  On August 4, 2004, the Board of Directors of the Company approved and authorized the engagement of Chisholm, Bierwolf & Nilson, as the principal independent accountant for the Company.

Effective May 26, 2006, we engaged Jewett, Schwartz & Associates, Certified Public Accountants ("JSA") as our principal independent public accountant for the fiscal years ended September 30, 2005 and September 30, 2006. The decision to engage JSA was recommended and approved by the Company's Board of Directors effective May 26, 2006. JSA succeeded the Company's previous independent auditor, Chisholm, Bierwolf & Nilson, LLC, ("CBN") who was dismissed by the Company's Board of Directors effective March 3, 2006 (which dismissal is described in greater detail in our amended report on Form 8-K filed with the Commission on April 13, 2006).

The Company had not previously consulted with JSA regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv)(B) of Regulation S-B) during the Company's fiscal years ended September 30, 2004 and September 30, 2003, and any later interim period, including the interim period up to and including the date the relationship with CBN ceased. JSA reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and was been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). JSA did not furnish a letter to the Commission.

Effective June 1, 2007, the client auditor relationship between the Company and Jewett, Schwartz, Wolfe & Associates, Certified Public Accountants, formerly Jewett, Schwartz & Associates, Certified Public Accountants ("JSWA") was terminated. Effective June 1, 2007, the Company engaged GLO CPAs, LLP, Certified Public Accountants ("GLO") as its principal independent public accountant for the fiscal year ended September 30, 2007, and the audit of the Company’s previously unaudited and unfiled September 30, 2005 and 2006 financial statements. The decision to change accountants was recommended and approved by the Company's Board of Directors on June 1, 2007.

While JSWA never issued a report on the financial statements of the Company, JSWA's review of our amended and restated financial statements for the periods ended March 31, 2005 and June 30, 2005, and any later interim period, up to and including the date the relationship with JSWA ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the review of our restated financial statements for the quarterly periods ended December 31, 2004, March 31, 2005 and June 30, 2005, and any later interim period, including the interim period up to and including the date the relationship with JSWA ceased, there were no disagreements between JSWA and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JSWA would have caused JSWA to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv)(B) of Regulation S-B during the Company's fiscal years ended September 30, 2005 and September 30, 2006, and any later interim period, including the interim period up to and including the date the relationship with JSWA ceased.

The Company has authorized JSWA to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that JSWA review the disclosure and JSWA has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter has been incorporated by reference as an exhibit to this Report.

The Company has not previously consulted with GLO regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended September 30, 2005 and September 30, 2006, and any later interim period, including the interim period up to and including the date the relationship with JSWA ceased. GLO has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). GLO did not furnish a letter to the Commission.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to file our 2005, 2006 and 2007 quarterly and annual reports.

Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission.  We believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal year reported by this Form 10-KSB, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current Directors and Officers of the Company are as follows:

Name	Age	Position

William M. Simmons	53	President,
		Secretary, Treasurer and Director

Daniel Vesco	53	Chief Executive Officer,,
		Chief Financial Officer and
		Director

Ibrahim Nafi Onat	61	Director and
		Vice President of Operations

William M. Simmons
President, Secretary, Treasurer and Director

William M. Simmons, age 53, has served as our President since May 17, 2007, as a Director of the Company since June 4, 2007 and as Secretary and Treasurer of the Company since July 26, 2007.  Mr. Simmons currently serves as the Chief Executive Officer and President of Valeska Energy Corp., which position he has held since June 2006, and as President of Loosbrock Offshore International, Inc., which position he has held since April 1987, and which company is engaged in the offshore drilling industry as a consultant and broker. From June 2005 until May 2006, Mr. Simmons served as Senior Editor and leader of the energy group for Off The Record Research, LLC, a registered investment advisor and broker dealer firm.

Mr. Simmons obtained his Bachelors degree from Texas A&M University in College Station, Texas in Geography in 1980.

Daniel Vesco
Chief Executive Officer, Chief Financial Officer, and Director

Daniel Vesco, age 53, has served as our Chief Executive Officer since May 17, 2007, as a Director since June 4, 2007 and as Chief Financial Officer since July 26, 2007.  Mr. Vesco has been Managing Director of Asset Solutions (Hong Kong) Limited, a Hong Kong based boutique investment bank for the past 7 years and is a resident of Hong Kong. Asset Solutions is engaged in corporate advisory, Mergers and Acquisitions and institutional (non retail) fund raising activities principally focused on Asia, including China.

Ibrahim Nafi Onat
Director and Vice President of Operations

Mr. Ibrahim Nafi Onat, age 61, has served as our Director since June 21, 2007 and our Vice President of Operations since July 1, 2007.  Mr. Onat has been employed by Sure Engineering LLC as a Manager since October 1996. From August 1988 to October 1996, Mr. Onat was employed as a Senior Engineer with Resource Services International, a consulting firm. From July 1979 to May 1988, Mr. Onat was employed as the Vice President of Wenner Petroleum Corporation. Mr. Onat received his Bachelors degree in Petroleum Engineering in 1968 and his Masters Degree in Petroleum Engineering in 1970 from the Middle East Technical University in Turkey. He received his Ph.D. in Petroleum Engineering from the Colorado School of Mines in 1975. Mr. Onat is a member of the Society of Petroleum Engineers.

Mr. Simmons and Mr. Vesco are involved in business interests separate from their involvement with the Company, including but not limited to Valeska Energy Corp. As a result, it is possible that the demands on Mr. Simmons and Mr. Vesco from these other businesses could increase with the result that they may not have sufficient time to devote to our business. We do not have an employment agreement with Mr. Simmons or Mr. Vesco and they are under no requirement to spend a specified amount of time on our business. As a result, they may not spend sufficient time in their roles as executive officers and Directors of our company to realize our business plan. If they do not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations. Furthermore, Mr. Simmons and Mr. Vesco are under no obligation to include us in any transactions which they undertake. As a result, we may not benefit from connections they make and/or agreements they enter into while employed by us, and they may profit from transactions which they undertake while we do not.

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Consulting Agreement With Mr. Onat

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the “Consulting Agreement”), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the “Six Month Issuance”).

Pursuant to the Consulting Agreement, Mr. Onat agreed to travel on our behalf through North America as requested by the Board of Directors for up to twenty-one (21) total days during the initial twelve (12) month term of the Consulting Agreement.  Any travel expenses incurred by Mr. Onat will be reimbursed by us.  Any additional travel in excess of the twenty-one (21) days provided for in the Consulting Agreement will be undertaken by Mr. Onat, assuming he is available for such travel, and such travel time and expense will be reimbursed by us.

The Consulting Agreement shall terminate:

(a)
in the event Mr. Onat suffers an injury, illness, or incapacity of such character as to prevent him from performing his duties without reasonable accommodation for a period of more than sixty (60) consecutive days upon us giving at least thirty (30) days written notice of termination to him;

(b)	upon Mr. Onat's death;

(c)
at any time because of (i) the conviction of Mr. Onat of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (ii) his negligence in the performance of his duties under the Consulting Agreement;

(d)
Mr. Onat may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us, or a change in his reporting responsibilities or titles; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due under the Consulting Agreement and then fails either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice; or

(e)	at any time without cause.

In the event of the termination of Mr. Onat's employment pursuant to (a), (b) or (c) above, he will be entitled to all payments of salary earned through the date of termination (plus life insurance or disability benefits).

In the event of the termination of Mr. Onat's employment pursuant to (d) or (e) above, he will be entitled to the compensation earned by him as of the date of such termination plus the Six Month Issuance, even if such Six Month Issuance had not vested as of the date of the termination (plus life insurance or disability benefits).

Under the Consulting Agreement, we agreed to indemnify and hold harmless Mr. Onat, his nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to his employment with us (whether or not in connection with any action in which he is a party). Such indemnification does not apply to acts performed by Mr. Onat, which are criminal in nature or a violation of law. We also agreed that he shall not have any liability (whether direct or indirect, in contract or tort, or otherwise) to us, for, or in connection with, the engagement of Mr. Onat under the Consulting Agreement, except to the extent that any such liability resulted primarily and directly from his gross negligence and willful misconduct.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during fiscal years ended September 30, 2006, 2005, 2004 and 2003.  The table above does not reflect the salaries of Mr. Vesco or Mr. Simmons, our current executive officers as such executive officers were not officers of the Company during any of the years presented in the table below. The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

						Other(1)
	Year					Annual	Total
Name & Principal	Ended			Restricted Stock	Options/	Compen-	Compen-
Position	September 30	Salary ($)	Bonus ($)	Awards ($)	Warrant Grants	sation	sation

Max Maxwell	2006	$109,060	$25,000	-	(A)	$16,040 (B)	$150,100
Former President and Director (2)

Frank A. Jacobs	2006	$80,000 (C)	-	-	(D)	-	$80,000
Former Director/CEO/CFO (3)	2005	$99,000 (C)	-	-	-	-	$99,000

Brian Alexander	2006	$36,000 (E)	-	-	-	-	$36,000
Former President / CEO/CFO/Director (4)	2005	$27,000 (E)	-	-	(F)	-	$27,000
	2004	-	-	-	-	-	-

Marc Applbaum	2005	-	-	-	-	-	-
Former President / CEO and Director (5)	2004	-	-	-	-	-	-

Henry Rolling	2004	1,463,166	-	-	-	-	$1,463,166
Former President / CEO and Director (6)	2003	43,749	-	31,550(7)	-	-	$75,299

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, or nonqualified deferred compensation earnings during the years disclosed above, other than as provided above.

(2) Mr. Maxwell served as a Director of the Company from April 10, 2006 to May 1, 2007.  Mr. Maxwell served as the Company’s President from April 12, 2006 to May 1, 2007 and as Chief Executive Officer of the Company from June 5, 2006 to May 1, 2007.

(3) Mr. Frank A. Jacobs was appointed as a Director of the Company on January 24, 2005, and served as a Director of the Company until June 14, 2007.  Mr. Jacobs served as Chief Executive Officer of the Company from April 12, 2006 to June 5, 2006.  Mr. Jacobs also served as Chief Executive Officer from May 17, 2007 to June 4, 2007 and served as Chief Financial Officer from May 17, 2007 to June 14, 2007.

(4) Mr. Alexander served as the Company’s President from November 2, 2004 to April 12, 2006 and as a Director of the Company from November 2, 2004 to September 27, 2006.  He also served as our Chief Financial Officer from April 12, 2006 to September 27, 2006.

(5) Served as President and Chief Executive Officer from approximately May 17, 2004 to November 2, 2004.

(6) Served as Chief Executive Officer, President and Director of the Company from June 30, 2001 to May 17, 2004.

(7) Represents 31,550,000 shares of pre 1:150 reverse split and pre 4:1 forward split shares of our common stock valued at $0.001 per share.

(A) Mr. Maxwell was granted an aggregate of 3,250,000 Non-Qualified Stock Options and 750,000 Incentive Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months, with the Incentive Stock Options granting first, as long as he was employed by the Company. Mr. Maxwell vested 1,500,000 Options as of May 1, 2007, the date of his resignation from the Company.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options expired unexercised on August 1, 2007.  As a result, the Options granted to Mr. Maxwell have no value in the table above.

(B) Mr. Maxwell received consideration of $16,040 as a bonus in connection with funds received from subscription agreements which he was able to obtain for the Company.

(C) Approximately $90,000 of Mr. Jacobs' salary for the year ended September 30, 2005 was accrued and remains unpaid.  Approximately $55,000 of Mr. Jacobs’ salary for the year ended September 30, 2006 was accrued and remains unpaid.

(D) Mr. Jacobs was granted an aggregate of 4,000,000 Non-Qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months as long as Mr. Jacobs was employed by the Company, and as such Mr. Jacobs vested 2,000,000 Options prior to his resignation from the Company on June 14, 2007.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options will expire if unexercised on September 14, 2007.  The Options were issued above the market price of the Company’s common stock on the date of issuance, and are currently well above the Company’s trading price on the Pinksheets, and as such the issuance of such Options have been given no value in the table above.

(E) Approximately $13,000 of Mr. Alexander’s salary for the year ended September 30, 2005 and approximately $12,000 of Mr. Alexander’s salary for the year ended September 30, 2006 was accrued, and settled in September 2005 through the issuance of 300,000 shares of the Company’s restricted common stock to Mr. Alexander in consideration for him releasing all claims he had against the Company, including claims for past amounts owed.

(F) Mr. Alexander was granted an aggregate of 1,000,000 Non-qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest upon Mr. Alexander’s execution of a Deed of Release and Settlement between Mr. Alexander and the Company, when he resigned from his positions with the Company, which he entered into on September 27, 2006.  Once vested, the options were to expire if unexercised on June 1, 2007, and all of the Options granted to Mr. Alexander have since expired unexercised.  The Options granted to Mr. Alexander have been given no value in the table above because they were granted above the trading price of the Company’s common stock and have expired unexercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of August 13, 2007 and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	Common Stock (1)		Percentage	Shares of Common Stock the Holder of our Series A Preferred Stock is able to Vote		Total Voting Percentage Including Preferred Stock Outstanding	(2)

William M. Simmons	17,200,000	(3)	7.8%	229,994,101	(4)	54.8%
President and Director
100 Highland Park Village
Dallas, Texas 75205

Daniel Vesco	-	(5)	0.0%	-		0.0%
Chief Executive Officer and Director
100 Highland Park Village
Dallas, Texas 75205

Ibrahim Nafi Onat	500,000		0.2%	-		0.1%
Director
100 Highland Park Village
Dallas, Texas 75205

Valeska Energy Corp. (6)	16,200,000		7.3%	229,994,101	(7)	54.6%
1000 Guadalupe Street #3A
Kerrville, Texas 78028

Capersia Pte. Ltd. (8)	30,000,000		13.6%	-		6.7%
96A Club Street
Singapore 069464

Structured Capital Corporation (9)	19,350,000		8.8%	-		4.3%
c/o Gordon Rees L.L.P.
1900 West Loop, Suite 1100
Houston, Texas 77027

Lucayan Oil and Gas Investments, Ltd. (10)	18,500,000		8.4%	-		4.1%

Hobart Global Ltd. (11)	18,000,000		8.1%	-		4.0%
116 Main Street, B.V.I.

Polaris Holdings, Inc. (12)	12,000,000		5.4%	-		2.7%
2411 Fountainview Dr. #120
Houston, Texas 77057

All of the Officers and Directors as a Group (3 persons)	17,700,000	(3)(5)	8.0%	229,994,101	(4)	54.9%

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Based on 449,948,417 total voting shares, including 220,474,724 shares of common stock outstanding as of July 24, 2007 and one thousand (1,000) shares of Series A Preferred Stock outstanding, which is able to vote in aggregate, voting as a group, an amount of voting shares equal to 51% of our total voting shares.

(3) Includes 1,000,000 shares which Mr. Simmons owns directly, and 16,200,000 shares which Mr. Simmons is deemed to beneficially own through Valeska Energy Corp. (“Valeska”), of which he is the President of.

(4) Includes one thousand (1,000) shares of Series A Preferred Stock which are held by Valeska, and which Mr. Simmons is deemed to beneficially own, and which voting in aggregate are able to vote an amount of voting shares equal to 51% of our outstanding voting stock.

(5) Daniel Vesco, the Company’s Chief Executive Officer owns a majority of the outstanding shares of common stock of Valeska though an entity which he controls, and is a Director of Valeska; however, Mr. Vesco does not have voting and/or dispositive control over the shares of common stock held by Valeska.

(6) William M. Simmons, the President and a Director of the Company, is the President of Valeska and is deemed to beneficially own the shares of common and preferred stock held by Valeska. Does not include 10,000,000 shares of common stock and/or 60,000,000 options to purchase shares of our common stock which we agreed to issue to Valeska in connection with the Second Amendment, which had not been issued and/or granted as of the date of this filing.

(7) Includes one thousand (1,000) shares of Series A Preferred Stock which are held by Valeska, which voting in aggregate are able to vote an amount of voting shares equal to 51% of our outstanding voting stock. Does not include 10,000,000 shares of common stock and/or options to purchase 60,000,000 shares of our common stock which we agreed to issue to Valeska in connection with the Second Amendment, which had not been issued and/or granted as of the date of this filing.

(8) The beneficial owner of Capersia Pte. Ltd. is currently solely owned by Sino Atlantic Limited (“Atlantic”) and the Director of Capersia Pte. Ltd. is Richard N. Wilson.

(9) The beneficial owner of Structured Capital Corporation is Jostein  Hauge  the beneficial owner of Structured Capital Corporation.

(10) The beneficial owners of Lucayan Oil and Gas, Ltd. (“LOGI”) are the Company's former President and Director, Max Maxwell, who is a 50% owner and Director of LOGI and A.E. "Buzz" Jehle,  who is a 50% owner and Director of LOGI.

(11) The beneficial owner of Hobart Global Ltd. is AIBWorthytrust Limited as Trustees of the Tyser 1998 Discretionary Settlement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following “Certain Relationships and Related Transactions” represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the Company’s current management team.  There may however be various other material transactions regarding the Company which the Company’s current management is not aware of.

Changes in Officers

On May 17, 2004, Henry Rolling resigned as Chief Executive Officer, President and Director of the Company.

On May 17, 2004, Marc Applbaum was appointed as President, Chief Executive Officer and Director of the Company.

On November 2, 2004, Marc Applbaum resigned as President, Chief Executive Officer, and Director.

On November 2, 2004, Brian Alexander was appointed as President and Director of the Company.

On January 21, 2005, Mr. Peter G. Wilson tendered his resignation as a Director of the Company.

On January 24, 2005, Frank A. Jacobs was appointed as a Director of the Company.

On April 10, 2006, Max Maxwell was appointed as a Director of the Company.

On April 12, 2006, Frank A. Jacobs was appointed as Chief Executive Officer of the Company.

On April 12, 2006, Brian Alexander resigned as President of the Company and was appointed as Chief Financial Officer of the Company.

On April 12, 1006, Max Maxwell was appointed as President of the Company.

On June 5, 2006, Frank A. Jacobs resigned as Chief Executive Officer of the Company.

On June 5, 2006, Mr. Maxwell was appointed as Chief Executive Officer of the Company.

On September 27, 2006 Brian Alexander resigned as Chief Financial Officer of the Company.

On May 1, 2007, Max Maxwell resigned as a Director, President and Chief Executive Officer of the Company.

On May 17, 2007, Frank A. Jacobs was appointed as Chief Executive Officer and Chief Financial Officer of the Company.

On June 4, 2007, Frank A. Jacobs resigned as Chief Executive Officer of the Company.

On June 4, 2007, Daniel Vesco was appointed as Chief Executive Officer and as a Director of the Company.

On June 4, 2007, William M. Simmons was appointed as President and as a Director of the Company.

On June 14, 2007, Frank A. Jacobs resigned as a Director and as Chief Financial Officer of the Company.

On June 21, 2007 Ibrahim Nafi Onat was appointed as a Director of the Company.

On July 26, 2007, William M. Simmons was appointed as Secretary and Treasurer of the Company.

On July 26, 2007, Mr. Vesco was appointed as our Chief Financial Officer.

Mr. Simmons and Mr. Vesco are involved in business interests separate from their involvement with the Company, including but not limited to Valeska Energy Corp., which we have entered into a Management Services Agreement with as otherwise described herein. As a result, it is possible that the demands on Mr. Simmons and Mr. Vesco from these other businesses could increase with the result that they may not have sufficient time to devote to our business. We do not have an employment agreement with Mr. Simmons or Mr. Vesco and they are under no requirement to spend a specified amount of time on our business. As a result, they may not spend sufficient time in their roles as executive officers and Directors of our company to realize our business plan. If they do not have sufficient time to serve our company, it could have a material adverse effect on our business and results of operations. Furthermore, Mr. Simmons and Mr. Vesco are under no obligation to include us in any transactions which they undertake. As a result, we may not benefit from connections they make and/or agreements they enter into while employed by us, and they may profit from transactions which they undertake while we do not.

OTHER CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the three months ended December 31, 2004, $161,700 of debt was settled by the issuance of 6,336,256 post split shares of common stock.  There was an $8,000 and $10,000 consulting fee outstanding that is payable to the director of Texhoma.

On October 5, 2004, the Company issued 7,600,000 shares in settlement of $38,000 in debt with a consultant of the Company. Charges of approximately $542,800 were recorded in the statement of operations as services for the three-month period ended December 31, 2004.

On October 27, 2004, the Company entered into a Share Sale and Purchase Agreement (the "Agreement") to acquire a 40% shareholding in the capital of Black Swan Petroleum Pty. Ltd. ("BSP"), which held a 100% interest in Block B7/38, a Petroleum Exploration Concession (the "Petroleum Concession") in offshore Thailand. In connection with the Agreement, the Company agreed to issue 56,000,000 shares of common stock and to pay $150,000 to Capersia Pte. Ltd. ("Capersia"). At the time of the Company's entry into the Agreement, Capersia was 50% owned by our Chief Executive Officer and Director, Frank A. Jacobs', brother Peter Jacobs, and 50% owned by Mr. Jacobs' wife, Anna Jacobs.

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per shares.

On or about December 10, 2005, the Company entered into a participation agreement with the "Clovelly Joint Venture," of which ORX, whom our former President and Director, Max Maxwell used to serve as Vice President and served as a Director of at the time of the parties entry into the agreement, is the Operator. The Company agreed to a 6%-participation in the drilling of the Allain Lebreton #2 well on a prospect close to the existing Clovelly oil and gas field in Louisiana. On February 14, 2006 the Company announced it had increased its working interest to 11% through the purchase of a further 5% working interest in this prospect.

Subsequent Events

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

In January 2006, Texhoma agreed to participate in a 25% working interest in the exploration of the Bayou Choctaw oil and gas project, located in Iberville Parish, Louisiana.  Texhoma identified that the exposure was in excess of its corporate guidelines and assigned its right to the interest to Morgan Creek Energy Corp. in exchange for $250,000 and 200,000 shares of Morgan Creek Energy.

In March 2006, our Executive Chairman and Director, Frank Jacobs subscribed for 7,500,000 shares of our common stock at $0.04 per share, for aggregate consideration of $300,000, which funds were immediately used by us in connection with the Closing of the Kilrush Property (described above).

On April 10, 2006, Texhoma Energy, Inc. (the "Company") entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation, formerly Devon Energy Thai Holdings, Ltd. ("LOGI"). The Company owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money received by the Company for the drilling in Thailand in March 2005, which debt was transferred by Fidelio Business, S.A. and Quick Assets and Cash Corp. (Bank Sal Oppenheim) to LOGI in November 2005. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. As of the date of this filing, the Company still owes LOGI $735,000. The Director and 50% owner of LOGI is Max Maxwell, who became a Director of the Company on April 10, 2006, President of the Company on April 12, 2006, and Chief Executive Officer of the Company on June 5, 2006, and resigned as President, Chief Executive Officer and Director on May 1, 2007.

On April 10, 2006, the Company entered into a convertible note with LOGI evidencing the $735,000 of debt which remains outstanding. The convertible note provides that LOGI may convert the $735,000 debt into Company common stock at the rate of one share of common stock for each $0.04 of outstanding debt.

On May 15, 2006, Lucayan Oil and Gas Investments, Ltd. ("LOGI") provided the Company notice of its desire to convert its $735,000 Promissory Note into 18,375,000 shares of the Company's common stock. The Company's Board of Directors approved such issuance on May 18, 2006.

On June 1, 2006, the Company's Board of Directors approved the issuance of an aggregate of 10,000,000 options to the Company's then officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan (the "Plan"). All the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. The options were granted to the following individuals in the following amounts:

o
Max Maxwell, our former president and Director was granted 750,000 qualified options and 3,250,000 non-qualified options (for 4,000,000 total options), which options were to vest at the rate of 500,000 options every three months, with the qualified options to vest first, in consideration for services to be rendered to the Company as the Company's president and Director. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Maxwell’s options have since expired unexercised;

o
Frank Jacobs, our former Director was granted 4,000,000 non-qualified options, which options were to vest at the rate of 500,000 options every three months, in consideration for services to be rendered to the Company as the Company's Director. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  Mr. Jacobs resigned from the Company effective June 14, 2007, and as such all 2,000,000 of his vested options will expire unless exercised by September 14, 2007;

o
Brian Alexander, our former Chief Financial Officer and Director was granted 1,000,000 non-qualified options, which options vested upon Mr. Alexander's execution of a deed of release and settlement between Mr. Alexander and the Company in connection with his resignation from his positions as the Company's Chief Financial Officer and Director. The options expired unexercised on July 1, 2007; and

o
Mr. Terje Reiersen then working as a consultant to the Company was granted 1,000,000 non-qualified options, which options were to vest at the rate of 250,000 options every three months, in consideration for consulting services to be rendered to the Company in connection with corporate advice in relation to a secondary listing amongst other things. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Reiersen’s options have since expired unexercised.

Additionally, on June 1, 2006, the Board of Directors approved the issuance of 2,000,000 options to another consultant to the Company in consideration for investor relations services rendered to the Company. The options granted to the consultant were not granted pursuant to the Plan. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009.

Our former Director, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments at the annual shareholders meeting which was held on September 19, 2006. In connection with monies we owed Mr. Alexander in directors and consulting fees, we and Mr. Alexander agreed that we would issue 300,000 shares of our restricted common stock to Mr. Alexander in lieu of the amounts owed to him in such fees. In connection with the issuance of the shares and Mr. Alexander's departure, the parties entered into a Mutual Release letter agreement (the "Mutual Release") on September 27, 2006. Pursuant to the Mutual Release, Mr. Alexander agreed to release and forever discharge us, our officers and Directors and we agreed to release Mr. Alexander from all actions, claims, demands and costs, which either party may have had or my have at any time in the future in connection with Mr. Alexander's employment with us. Additionally, pursuant to the terms of Mr. Alexander's 1,000,000 non-qualified options granted to him in consideration for services rendered for his services as the Company's Financial Officer on June 1, 2006, which options were to purchase shares at $0.13 per share, all of the options were immediately vested to Mr. Alexander upon his entry into the Mutual Release and such options later expired unexercised on June 1, 2007.

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director of the Company, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (“Jacobs”), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.

The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the assignment of 276,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Jacobs as security for the money that is owed to Mr. Jacobs under the Jacobs' Note.

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (“Valeska”), whose Chief Executive Officer is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the “Management Agreement”).

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the “Joint Venture”), described below; Valeska agreed to provide us management services and act as a Management Consultant to us, for a monthly fee of $10,000 (plus expenses), or 15% of any revenue we generate, whichever is greater (excluded from this definition however are asset sales and/or income of a capital nature, and included in the definition are 20% of the revenues we receive from our Joint Venture with Laurus Master Fund, Ltd.); and we also agreed to issue Valeska 15,200,000 restricted shares of our common stock. We also agreed pursuant to the Management Agreement, as amended, that we would issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board. The Management Agreement has a minimum term of three months, beginning on May 1, 2007. The Management Services Agreement was later amended and extended by the parties’ entry into the Second Amendment to Management Services Agreement with Valeska Energy Corp. in August, 2007, as described below.

Joint Venture Agreement

On or about May 15, 2007, we entered into a Joint Venture Relationship Agreement with Valeska (the “Joint Venture Agreement”), pursuant to which we and Valeska agreed to form a new Texas limited partnership (the “Joint Venture”), of which Valeska will serve as general partner. The Joint Venture Agreement contemplates that Valeska will cause funds to be invested, arrange financial and strategic partnerships, and that both parties would bring investment opportunities to the Joint Venture. Pursuant to the Joint Venture Agreement, Valeska has co-investment rights in the Joint Venture. Any distributions from the Joint Venture will be paid first to Valeska and the Company, in an amount equal to 8% to Valeska and 2% to the Company, subject to investor approval; then to any investors as negotiated therewith; and finally Valeska and the Company will share any remaining distributions, with Valeska receiving 80% of such distributions and the Company receiving 20% of such distributions.

The Joint Venture Agreement also provides that Valeska has the right to require us to purchase its interest in the Joint Venture at any time, in exchange for shares of our common stock. In the event that Valeska exercises this right, the valuation of the Joint Venture will be valued in a negotiated manner or at 30% greater than the gross acquisition cost of any property acquired by the Joint Venture, and the number of shares exchangeable for such interest will be equal to the market price of our shares of common stock on the date that such right is exercised by Valeska.

Additionally, we have the right, pursuant to the Joint Venture Agreement, to veto any deal which Valeska proposes to include in the Joint Venture.

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy, Inc., which is controlled by William M. Simmons, the President and Director of the Company, and is majority owned by Daniel Vesco, the Company’s Chief Executive Officer and a Director of the Company, through an entity which he controls (“Valeska” and collectively the “Shareholders”) entered into a Voting Agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the “Shares”) which they hold for (i.e. in favor of) the removal of William M. Simmons or Daniel Vesco, our Directors (the “New Directors”).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

The Voting Agreement further provided that in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Shareholder becomes aware of information which would lead a reasonable person to believe that such Director has committed fraud or theft from the Company, or a violation of the Securities laws, the Voting Agreement shall not apply, and the Shareholders may vote their Shares as they see fit.

The Term of the Voting Agreement is until June 5, 2009 (the “Term”).  The Shareholders agreed to enter into the Voting Agreement in consideration for the New Directors agreeing to serve the Company as Directors of the Company.

On or about July 12, 2007, another one of our significant shareholders, Lucayan Oil and Gas Investments, Ltd. (“LOGI”), which is 50% owned by Max Maxwell, our former President and Director, entered into a Voting Agreement with us, which was amended by a First Amendment to Voting Agreement, which provided that the shares of common stock held by LOGI would be subject to the identical terms of our June 5, 2007 Voting Agreement with the Shareholders.

Cooperation Agreement and Mutual Release

On or about July 12, 2007, LOGI; Mr. Maxwell; Meredith Maxwell, Mr. Maxwell’s daughter and our former employee; and A.E. Buzz Jehle, our former consultant (collectively the “Former Interested Parties”) entered into a Cooperation Agreement and Mutual Release (the “Release”) with us and Texaurus Energy, Inc. (“Texaurus”), our wholly owned Delaware subsidiary (for the purposes of the description of the Release, all references to “we,” “us,” the “Company” or similar words include Texaurus).  In connection with the Release, we and the Former Interested Parties agreed to release each other (including employees, officers, directors, representatives, employees and assigns) from any and all claims, rights, causes of action and obligations which were known or unknown at the time of the entry into the Release, subject only to the Assignment by the Former Interested Parties of their rights, causes of actions or demands against any former officers or Directors of us to the Company and the New Directors (the “Assignment”) and the Extension.  The release we provided to the Former Interested Parties was against any and all claims, rights, causes of action and obligations which were known at the time of the entry into the Release, or which are not brought to the attention of the New Directors or the Company by 5:00 P.M. Central Standard Time, on September 30, 2007 (the “Extension”).

Additionally, in connection with the Release, Mr. Maxwell personally agreed, to the best of his ability, to cooperate with us in connection with an audit of us and Texaurus; to provide a list of the known liabilities of the Company which Mr. Maxwell was aware of; and to personally certify the accuracy and completeness any financial statements which the Company prepares covering the time period during which Mr. Maxwell was President of the Company, in a form similar to the Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 and Certification of Chief Executive Officer; and (ii) Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, which reporting companies are required to file as attachments to each periodic filing with the Commission.

Mr. Maxwell also agreed pursuant to the terms of the Release that any options which he vested pursuant to the June 2006 options which he was granted by us would expire if unexercised on August 1, 2007; and that we owe him no rights to contribution or indemnification in connection with his service to the Company. Mr. Maxwell also certified that the shares of common stock granted to LOGI were issued for valid consideration and fully paid and non-assessable (the “Certification”).  Additionally, pursuant to the terms of the Release, we agreed to indemnify Mr. Maxwell and Mr. Jehle against any dispute regarding the shares issued to LOGI, provided that such Certification is valid and correct.

Consulting Agreement
Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the “Consulting Agreement”), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the “Six Month Issuance”).  The Consulting Agreement is described in greater detail above.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (“Valeska” and the “Second Amendment”).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the “Services”):

•	1,000 shares of the Company’s Series A Preferred Stock;
•
A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

•	10,000,000 restricted shares of the Company’s common stock; and
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

ITEM 13. EXHIBITS

A)           THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS ANNUAL REPORT.

EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30*	Second Amendment to Management Services Agreement

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We did not file any Reports on Form 8-K during the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During fiscal year ended September 30, 2005, the Company incurred approximately $75,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2005 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2005.

During fiscal year ended September 30, 2004, the Company incurred approximately $35,000 in fees to its former principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2004 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2005.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date
August 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	August 21, 2007
Chief Financial Officer,
(Principal Financial Officer) and
Director
/s/ William M. Simmons
William M. Simmons	President,	August 21, 2007
Secretary, Treasurer and
Director

/s/ Ibrahim Nafi Onat
IbrahimNafi Onat	Director	August 21, 2007