Form 10QSB
period 2005-12-31
TEXHOMA ENERGY INC
filed 2007-09-11
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarter ended December 31, 2005

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

As of September 5, 2007 there were 238,474,724 shares of the issuer's common stock outstanding.

While the Issuer’s Financial Statements and Results of Operations as disclosed in this Report on Form 10-QSB are as of the quarters ended December 31, 2005 and 2004, the other Items disclosed herein have been updated to be current to the best of the Company’s ability (unless otherwise stated) as of the date this Report was filed.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2005 and September 30, 2005

ASSETS	December 2005	September 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$1,357	$149,805

Total Current Assets	1,357	149,805

TOTAL ASSETS	$1,357	$149,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$32,677	$27,449
Accrued expenses	139,509	122,509
Notes payable related parties	945,000	1,045,000

Total Current Liabilities	1,117,186	1,194,958

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 106,812,252 shares issued and outstanding at December 2005 and September 2005, respectively	106,812	106,812
Additional paid-in capital	6,222,794	6,222,794
Retained deficit	(7,445,435)	(7,374,759)

Total Stockholders’ Equity	(1,115,829)	(1,045,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,357	$149,805

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
For the three months ended December 31, 2005 and 2004
And for the Period from September 28, 1998 (Inception) to December 31, 2005

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)	For the Period from September 28, 1998 (inception) to December 31, 2005
Revenues
Oil and gas interests	$-	$-	$31,250

Total revenues	-	-	31,250

Operating expenses:
Oil and gas exploration	-	275,444	1,709,441

Gross Margin	-	-	(1,678,191)

Bad debt expense	-	-	-
Depreciation and amortization	-	-	-
General and administrative expenses	70,676	1,009,290	5,677,401

Operating income (loss)	(70,676)	(1,284,734)	(7,355,592)

Other income (expenses):

Research and development	-	-	(89,843)

Total other income (expense)	-	-	(89,843)

Income (loss) before income taxes	(70,676)	(1,284,734)	(7,445,435)

Net income (loss)	$(70,676)	$(1,284,734)	$(7,445,435)

Weighted average common shares outstanding	106,812,252	78,882,554

Basic earnings (loss) per share:	$(0.00)	$(0.02)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(A Development Stage Company)
 STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from September 28, 1998 (Inception) to December 31, 2005

									Accumulated
						Paid-In Capital			Deficit during	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit]
Balance, at inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.1875 per share, October 5, 1998	266,667	267	-	-	49,733	-	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(50,485)	(50,485)
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-	-	(50,485)	(485)

Net (loss) for the year	-	-	-	-	-	-	-	-	(485)	(485)
Balance, September 30, 2000	266,667	267	-	-	49,733	-	-	-	(50,970)	(970)

Shares issued at $5.625 per share, June 30, 2001:

For compensation	2,667	3	-	-	14,997	-	-	-	-	15,000
For acquisition	53,333	53	-	-	299,947	-	-	(300,000)	-	-
Contributed capital	-	-	-	-	-	-	193,328	-	-	193,328
Net (loss) for the year	-	-	-	-	-	-	-	-	(218,587)	(218,587)
Balance, September 30, 2001	322,667	323			364,677	-	193,328	(300,000)	(269,557)	(11,229)

Shares issued at $5.625 per share for consulting services:
January 7, 2002	160	0	-	-	900	-	-	-	-	900
June 15, 2002	46,176	46	-	-	259,694	-	-	-	-	259,740
July 7, 2002	1,200	1	-	-	6,749	-	-	-	-	6,750
Cancellation of outstanding shares, November 2001	(53,333)	(53)	-	-	(299,947)	-	-	300,000	-	-
Contributed capital	-	-	-	-	-	-	232,418	-	-	232,418
Net (loss) for the year	-	-	-	-	-	-	-	-	(482,114)	(482,114)
Balance, September 30, 2002	316,869	317			332,073	-	425,746	-	(751,671)	6,465

Shares issued for consulting services
11/19/2002 at $18.75 per share	13,333	13	-	-	249,987	-	-	-	-	250,000
1/1/2003 at $5.625 per share	3,333	3	-	-	18,747	-	-	-	-	18,750
7/1/2003 at $.9375 per share	20,320	20	-	-	19,030	-	-	-	-	19,050
9/22/2003 at $8.625 per share	5,067	5	-	-	43,695	-	-	-	-	43,700
9/22/2003 at $.9375 per share	13,333	13	-	-	12,487	-	-	-	-	12,500
Contributed capital	-	-	-	-		-	194,258	-	-	194,258
Net (loss) for the year	-	-	-	-	-	-	-	-	(567,865)	(567,865)

Balance, September 30, 2003	372,256	372	-	-	676,018	-	620,004	-	(1,319,536)	(23,142)

Shares issued for consulting services:
at $7.5 per share, October 10, 2003	336,267	336	-	-	2,521,664	-	-	(2,380,000)	-	142,000
at $.75 per share, October 10, 2003	52,960	53	-	-	39,667	-	-	-	-	39,720
at $1.5 per share, October 10, 2003	3,333	3	-	-	4,997	-	-	-	-	5,000
at $2.625 per share, October 15, 2003	5,333	5	-	-	13,995	-	-	-	-	14,000
at $1.875 per share, November 26, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $1.875 per share, December 5, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $2.625 per share, December 15, 2003	6,667	7	-	-	17,493	-	-	-	-	17,500
Reclassification of contributed capital to accounts payable shareholder, net	-	-	-	-	-	-	(217,614)	-	-	(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)	-	-	(2,058,725)	-	-	2,059,000	-	-
Write off of receivable from shareholder	-	-	-	-	-	-	-	321,000	-	321,000
Shares issued for services:
at $1.5 per share, January 29, 2004	5,333	5	-	-	7,995	-	-	-	-	8,000
at $1.125 per share, January 29, 2004	1,600	2	-	-	1,798	-	-	-	-	1,800
at $4.5 per share, January 29, 2004	22,667	23	-	-	101,977	-	-	-	-	102,000
at $.75 per share, February 29, 2004	112,533	113	-	-	84,287	-	-	-	-	84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004	-	-	1,000,000	1,000	19,000	180,000	-	-	-	1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467	-	-	-	-	(1,000,000)
Restricted shares issued for services, at $.75 per share, May 17, 2004	35,200	35	-	-	26,365	-	-	-	-	26,400
Restricted shares issued for services, at $.75 per share, May 17, 2004	118,991	119	-	-	89,124	-	-	-	-	89,243
Restricted shares issued for services, at $.75 per share, May 17, 2004	53,067	53	-	-	39,747	-	-	-	-	39,800
Restricted shares issued for services, at $.75 per share, May 17, 2004	86,076	86	-	-	64,471	-	-	-	-	64,557

Restricted shares issued for acquisition of business, August 16, 2004, Cancelled for non-performance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Restricted shares issued for acquisition of business, August 26, 2004, Cancelled for non-compliance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Shares issued for rounding	(126,895)	(127)	-	-	127	-	-	-	-	-
Shares issued for services, at $.075 per share, September 9, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 20, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 29, 2004	10,000,000	10,000	-	-	740,000	-	-	-	-	750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)	-	-	(132,801)	-	-	-	-	(133,334)
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,222,977)	(3,222,977)
Balance, September 30, 2004	30,875,996	30,876	-	-	3,756,886	180,000	402,390	-	(4,542,513)	(172,361)

Transfer of Paid in Capital Preferred Stock and Contributed Capital to Paid in Capital	-	-	-	-	582,390	(180,000)	(402,390)	-	-	-
Shares issued for services, October 5, 2004 at $.075 per share	6,336,256	6,336	-	-	468,883	-	-	-	-	475,219
Shares issued for services, October 5, 2004 at $.075 per share	7,600,000	7,600	-	-	562,400	-	-	-	-	570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000	-	-	258,441	-	-	-	-	314,441
Shares issued, on March 7, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on August 20, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on September 18, 2005 at $.10 per Share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Correction for prior years rounding	-	-	-	-	(206)	-	-	-	-	(206)
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	-	(7,374,759)	(1,045,153)
Net (loss) at December 31, 2005									(70,676)	(70,676)
Balance, December 31, 2005	106,812,252	106,812	-	-	6,222,794				(7,445,435)	(1,115,829)

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2005 and 2004
And for the Period from September 28, 1998 (Inception) to December 31, 2005

	2005 (unaudited)	2004 (unaudited)	For the Period from September 28, 1998 (inception) to December 31,2005
Cash flows from operating activities: Net loss	$(70,676)	$(1,284,734)	$(7,445,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-
Stock issued for services	-	1,340,523	4,484,395
Stock based compensation	-	-	888,042
Oil and gas exploration costs	-	-	1,709,441

Change in assets and liabilities:
Accounts payable	5,228	(34,108)	32,676
Accrued expenses	17,000	(21,681)	150,466
Other	-	-	(7,272)
Net cash used in operating activities	(48,448)	-	(187,687)

Cash flows from investing activities:
Investment in Black Swan	-	-	(1,395,000)
Other assets	-	-	(10,956)
Net cash used in investing activities	-	-	(1,405,956)

Cash flows from financing activities:
Loans from affiliates		-	1,045,000
Loan repayments to affiliates	(100,000)		(100,000)
Proceeds from issuance of common stock	-	-	650,000
Net cash provided (used) by financing activities	(100,000)	-	1,595,000

Increase (decrease) in cash and cash equivalents	(148,448)	-	1,357
Cash and cash equivalents at beginning of period	149,805	-	-
Cash and cash equivalents at end of year	$1,357	$-	$1,357

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  (f/k/a Make Your Move, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended December 31, 2005

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

At December 31, 2005 Texhoma was in the development stage as defined by SFAS 7, Accounting and Reporting for Development State Companies.  As of year end, Texhoma had generated nominal revenues, primarily devoting its efforts to developing its business and raising working capital through equity financing and short-term borrowings.

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

 As previously disclosed Texhoma is in the development stage and as such, did not own any property and equipment as of December 31, 2005 nor was there any depreciation reported.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,531,000 deferred income tax asset at December 31, 2005 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, $24,000 is related to the net operating loss generated for the quarter ended December 31, 2005.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is  more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately  $7,000,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

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

As of June 30, 2005 the shareholders of Black Swan were Texhoma (40%), Dormley Pty. Ltd. (36%), and Capersia Pte. Ltd. (14%) and Nuenco NL (10%), respectively.  Due to the ownership division, although Texhoma was a minority percentage owner, the Company controlled the majority of the joint venture and as such reported its interest on a consolidated basis.  As a result of the unsuccessful outcome the investment was expensed in the third quarter 2005.  The acquisition of Black Swan was recorded by Texhoma at $464,441, based upon its 40% ownership interest, which amount was included in the June 30, 2005 write down.

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

3.  PROPERTY AND EQUIPMENT

Texhoma had no Property and Equipment as of December 31, 2005 or 2004.

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

Common Stock - On October 5, 2004, Texhoma issued 1,584,064 shares of common stock (6,336,256 shares subsequent to the forward split) in settlement of approximately $161,700 in debt with a former director of the Company.  Texhoma recorded $284,500 as an expense.  The Company issued 1,900,000 shares of common stock (7,600,000 shares subsequent to the forward split) in settlement of $38,000 in debt with a consultant of the Company; Texhoma recorded $504,800 in expenses.

On November 4, 2004, the Company issued 14,000,000 shares of restricted common stock (56,000,000 post forward split shares) for the acquisition of a 40% shareholding interest in the capital of Black Swan.  The acquisition was accounted for using the equity method of accounting, and was the only operation recorded as an investment in Black Swan.

In February, March and August 2005, the Company issued 6,000,000 (post forward split shares) shares of restricted common stock for proceeds of $600,000.  These proceeds were used to fund portions of the cash call for the oil and gas operation in Thailand.

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

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note, see note 7 for additional information.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture," of which ORX Resources, Inc. is the Operator. Our former President and Director Max Maxwell served as Vice President of the Operator at the time we entered into the participation agreement.  On February 14, 2006 the Company increased its working interest to 11% through the purchase of a further 5% working interest in this property from Sterling Grant.

On  March  24, 2006, Mr. Jacobs, the Company’s former Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common  stock at $0.04 per share, for an aggregate consideration of $300,000, which funds were immediately used by the Company as a portion  of  the  consideration paid by the Company for the purchase of certain oil and gas interests from Kilrush Petroleum, Inc., located in Allen Parish,  Louisiana  and  Calcasieu  Parish,  Louisiana.

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma  owed  $895,000  to  LOGI  as  of  the  date  of the Debt Conversion Agreement in connection  with  money  advanced to the Company in March 2005 for the fulfillment of   a portion of the cash call commitments for the drilling by Black Swan Thai.  Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000  of  the  $895,000 of  which  LOGI was owed into an aggregate of 4,000,000 shares  (or  one  (1)  share  for  each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. Mr. Max Maxwell, who is the Company’s former  President and Director of Texhoma and is a 50% owner of LOGI.

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

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska and our Director.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Inc.

In July 2007, 500,000 shares were issued to Mr. Ibrohim Nafi Onat, our Director, in exchange for his entry into a consulting agreement with us.

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

In March 2006, our former Executive Chairman and Director, Frank Jacobs subscribed for 7,500,000 shares of our common stock at $0.04 per share, for aggregate consideration of $300,000, which funds were immediately used by us in connection with the Closing of the Kilrush Property (described above).

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

In April 2006, Texhoma agreed to participate in a 25% working interest in the exploration of the Bayou Choctaw oil and gas project, located in Iberville Parish, Louisiana.  Texhoma identified that the exposure was in excess of its corporate guidelines and assigned its right to the interest to Morgan Creek Energy Corp. in exchange for $250,000 and 200,000 shares of Morgan Creek Energy.

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

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC (“Sunray”). In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray the following Leases:

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

In conjunction with the acquisition of three of the Sunray properties, we issued 375,000 of common stock and granted warrants to purchase 375,000 shares at an exercise price of 15 cents per share expiring in one year (valued at $30,000).  Subsequent to the acquisition of the Sunray properties, we executed an agreement to sell a percentage of our working interest in the properties to Matrix, thereby reducing our cash investment and liability for future cash calls.  Additionally, we agreed to pay Sunray $113,161 in cash, of which $49,184 remained outstanding as of September 7, 2007.

In September 2006, drilling on the properties acquired in the Sunray agreement proved to be unsuccessful and the investment was retired.

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

In June 2006, the Company accepted subscriptions for 1,250,000 shares of its common stock at $0.08 share for $100,000 in cash; the Company also granted warrants to purchase 1,250,000 shares at $0.15 per share expiring in one year.

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

In May 2007, Valeska Energy, Inc. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Inc.

In June 2007, 18,000,000 shares of our common stock, at $0.0125 per share, were subscribed for by Hobart Global Ltd., a British Virgin Islands corporation in exchange for $225,000.

In July 2007, an additional 1,000,000 shares of common stock were sold to Camecc A/S, a Norwegian company for $12,500 or $0.0125 per share and another 500,000 shares were issued to Mr. Ibrahim Nafi Onat in exchange for his entry into a Consulting Agreement with us.

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
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant ($0.02 per share).

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  During the quarter ended December 31, 2005 the Company incurred net losses from operations of $70,676 and reported no revenues.  As of  December 31, 2005 the Company has incurred $7,445,435 in cumulative losses. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  There is no assurance that the Company will receive the necessary loans required to funds its exploration plans.

* * * * * * * * *
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   FOR A MORE DETAILED DESCRIPTION OF THESE AND OTHER CAUTIONARY FACTORS THAT MAY AFFECT OUR FUTURE RESULTS, PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED SEPTEMBER 30, 2005.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC.

Texhoma Energy Inc. (“we,” “us,” the “Company”, and “Texhoma”), was originally formed as a Nevada corporation on September 28, 1998.

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

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus a Common Stock Purchase Warrant to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share.  These warrants will be valued using the Black Scholes valuation method.

In addition Laurus can acquire up to 961 shares of Texaurus’ common stock at an exercise price of $0.001 per share, representing 49% of Texaurus’ outstanding common stock.  This will be valued at Fair Market Value as of the date of the transaction.

The Securities Purchase Agreement and Laurus March 2006 funding is described in greater detail in our Annual Report on Form 10-KSB for the period ended September 31, 2005.

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

Participation Agreements

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

In consideration for Polaris agreeing to loan us the money pursuant to and in connection with the Promissory Note, we agreed to provide Polaris an option to participate in Clovelly field for a three percent (3%) working interest, which option Polaris can elect after reviewing the logs of the Allain-LeBreton No. 2 well at target depth, but before the completion of the well (the "Option"). In the event that Polaris elects to exercise its Option and participate in the Allain-LeBreton No. 2 well, we will surrender 3/11ths of our 11% working interest in the well and Polaris will reimburse Texhoma for the drilling costs incurred by us for the three percent (3%) working interest from the commencement of the drilling operations.

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

We purchased the Leases from Sunray for aggregate consideration of $143,161, of which $113,161 was paid in cash and $30,000 was paid in the form of shares of our common stock, by the issuance of an aggregate of 375,000 units (each a "Unit"), which each includes one (1) share of common stock and one (1) warrant, which entitles the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant, which Units were valued at $0.08 per Unit.  Approximately $49,184 remained due to Sunray in connection with the purchase of the Leases outstanding as of September 7, 2007.

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

Amendment to Certificate of Incorporation

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

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the “Joint Venture”), described below; Valeska agreed to provide us management services and act as a Management Consultant to us, for a monthly fee of $10,000 (plus expenses), or 15% of any revenue we generate, whichever is greater (excluded from this definition however are asset sales and/or income of a capital nature, and included in the definition are 20% of the revenues we receive from our Joint Venture with Laurus Master Fund, Ltd.); and we also agreed to issue Valeska 15,200,000 restricted shares of our common stock. We also agreed pursuant to the Management Agreement, as amended, that we would issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board. These shares will be valued at Fair Market Value using the most appropriate valuation method.  The Management Agreement had a minimum term of three months, beginning on May 1, 2007.

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
•
60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant, $0.02 per share.

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

Material Corporate Events

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

We had no revenues for the three months ended December 31, 2005 or December 31, 2004.

We had oil and gas exploration expenses of $0 for the three months ended December 31, 2005, compared to $275,444 for the three months ended December 31, 2004.  The oil and gas exploration expenses for the three months ended December 31, 2004 were in connection with the Company’s acquisition of Black Swan in November 2004, and subsequent exploration expenses in connection with Black Swan, which had been sold prior to the three months ended December 31, 2005.

We had total general and administrative expenses of $70,676 for the three months ended December 31, 2005, compared to $1,009,290 for the three months ended December 31, 2004, a decrease of $938,614 or 93.0% from the prior period.  For the three months ended December 31, 2004 we had one-time expenses relating to the purchase of a 40% interest in Black Swan for an aggregate of 56,000,000 shares of our common stock, which expense was not represented during the three months ended December 31, 2005.

We had a net loss of $70,676 for the three months ended December 31, 2005, compared to a net loss of $1,284,734 of net loss for the same period in 2004, a decrease in net loss of $1,214,058 from the prior period.  The main reason for the decrease in net loss was that our expenses were significantly higher during the three months ended December 31, 2004 in connection with the expenses associated with the issuance of 56,000,000 shares of our common stock in connection with the acquisition of Black Swan, which expenses were one-time expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had total assets, consisting solely of current assets of cash of $1,357.

As of December 31, 2005, liabilities totaled $1,117,186, comprised solely of current liabilities, which included accounts payable of $32,677, accrued expenses of $139,509 and notes payable due to affiliates of $945,000, which notes were payable to LOGI and MFS Technology.

We had negative working capital of $1,115,829 and a retained deficit of $7,445,435 at December 31, 2005.

For the three months ended December 31, 2005, we used cash in operating activities of $48,448, consisting mainly of net loss of $70,676, offset by an increase in current liabilities of 22,228.

There was no cash provided by or used in investing activities for  the three months ended December 31, 2005.

We had $100,000 of net cash used by financing activities for the three months ended December 31, 2005, which was due to amounts paid to Capersia Pte. Ltd., an affiliate, which amount was the final cash payment due for the purchase of our 40% interest in Black Swan.

SUBSEQUENT FUNDING TRANSACTIONS

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-QSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We raised $8,500,000 from the sale of a Secured Term Note to Laurus Master Fund, Ltd. ("Laurus") in March 2006. However, approximately $7,894,235 of the amount borrowed from Laurus was subsequently used to purchase the Intracoastal City property, the interests in the Barnes Creek gas field and the Edgerly field and to pay closing costs and fees in connection with the various funding transactions, and the remaining amount of such note has since been used for working capital and general corporate expenses.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 10.25% per year (as of August 29, 2007), which is due and payable on March 27, 2009, and which principal is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

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

It has come to our attention that during the month of October 2006 certain spam-emails, containing false and misleading information about our company, were disseminated over the internet. The spam-emails distributed by third parties that are not associated with the Company or its Officers or Directors have not been authorized, sanctioned or paid for by the Company. We caution investors to review our most recent filings with the Commission, our official press releases and our periodic filings, which we anticipate filing and amending in the future, before making any investment in us.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three (3) Directors and a small number of executive officers and employees. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

THE COMPANY HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 1,000 shares of Series A Preferred Stock authorized. All outstanding shares of Series A Preferred stock, which are all currently held by Valeska Energy Corp., the beneficial owner of which is William M. Simmons, the President and Director of the Company, can vote in aggregate on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of approximately 10,400,000 shares, out of a total number of approximately 20,400,000 shares voting. Because of the shares of Series A Preferred Stock, Valeska Energy Corp., will effectively exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the operations of the Company.

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 27,200,000 shares of common stock, additionally, Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which vote 239,881,856 voting shares.  As a result, Mr. Simmons is able to vote 275,408,387 voting shares based on 486,683,111 voting shares outstanding (representing 238,474,724 shares of common stock outstanding and 248,208,387 shares of stock which the Series A Preferred Stock are able to vote) representing 56.6% of our outstanding voting shares. Additionally, Valeska holds options to purchase 60,000,000 shares of our common stock at an exercise price of $0.02 per share, which if exercised would give Mr. Simmons voting control over an even greater percentage of our voting stock.  As a result, Mr. Simmons will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Mr. Simmons and Mr. Vesco, our President and Chief Executive Officer, respectively, are involved in business interests separate from their involvement with the Company, including but not limited to Valeska Energy Corp., which business and/or companies may also operate in the oil and gas industry similar to and/or in competition with the Company. Mr. Simmons and Mr. Vesco are under no obligation to include us in any transactions which they undertake. As a result, we may not benefit from connections they make and/or agreements they enter into while employed by us, and they, or companies they are associated with, including, but not limited to Valeska, may profit from transactions which they undertake while we do not.  As a result, they may find it more lucrative or beneficial to cease serving as officers or Directors of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us, shareholders should keep in mind that they are under no obligation to share their contacts and/or enter into favorable contracts and/or agreements they may come across with the Company, and as a result may choose to enter into such contracts or agreements through companies which they own, which are not affiliated with us, and from which we will receive no benefit.   Finally, certain of the agreements they may enter into on our behalf may benefit them more than us, including, but not limited to the Management Agreement, as amended, which currently pays Valeska $20,000 per month.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to file our 2005, 2006 and 2007 quarterly and annual reports.

Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission.  We believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter reported by this Form 10-QSB, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

On March 28, 2006, we granted Laurus a common stock Purchase Warrant to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share, which warrants expire if unexercised at 5:00 P.M. C.S.T. on March 28, 2011. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), for the issuance of the Common Stock Purchase Warrant and Note.

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

On or about May 15, 2007, we issued Valeska 15,200,000 restricted shares of our common stock in consideration for and in connection with its entry into the Management Agreement, described above. We  claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

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

In July 2007, we issued Mr. Ibrahim Nafi Onat an aggregate of 500,000 restricted shares of our common stock in connection with his entry into the Consulting Agreement (described above).    We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we issued Valeska 10,000,000 shares of our restricted common stock and options to purchase 60,000,000 shares of our common stock at an exercise price of 110% of the trading value of our common stock on the grant date of such options. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances will not involve a public offering, the recipient will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31*	Option Agreement with Valeska

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the period covered by this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)

Date September 11, 2007