Form 10QSB
period 2006-03-30
TEXHOMA ENERGY INC
filed 2007-10-02
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

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

As of September 25, 2007 there were 238,474,724 shares of the issuer's common stock outstanding.

While the Issuer’s Financial Statements and Results of Operations as disclosed in this Report on Form 10-QSB are as of the quarters ended March 31, 2006 and 2005, the other Items disclosed herein have been updated to be current to the best of the Company’s ability (unless otherwise stated) as of the date this Report was filed.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and September 30, 2005

ASSETS	March 2006	September 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$107,121	$149,805
Restricted cash	2,669,966
Accounts receivable-miscellaneous	6,566
Accounts receivable-net oil and gas production	227,664

Total Current Assets	3,011,317	149,805

Oil and Gas Properties, net of depletion of $299,444 at March 31, 2006	8,973,181

Other Assets	944,585

TOTAL ASSETS	$12,929,083	$149,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$41,497	$27,449
Accrued expenses	191,717	122,509
Notes payable related parties	1,085,000	1,045,000
Notes payable	2,500,000

Total Current Liabilities	3,818,214	1,194,958

Long term notes payable	8,500,000

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 153,812,252 and 106,812,252 shares issued and outstanding at March 2006 and September 2005, respectively	153,812	106,812
Additional paid-in capital	8,055,794	6,222,794
Retained deficit	(7,598,737)	(7,374,759)

Total Stockholders’ Equity	610,869	(1,045,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,929,083	$149,805

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2006 and 2005
And for the period from September 28, 1998 (Inception) to March 31, 2006

					For the Period
					from September 28, 1998
	Three Months Ended March 31,		Six Months Ended March 31,		(inception) to
	2006	2005	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas interests	$466,137	$-	$466,137	$-	$497,387

Total revenues	466,137	-	466,137	-	497,387

Operating expenses:
Oil and gas exploration	178,599	2,432,639	178,599	2,708,083	1,888,040

Gross Margin	287,538	(2,432,639)	287,538	(2,708,083)	(1,390,653)

Bad debt expense	-	-	-	-	-
Depletion	299,444	-	299,444	-	299,444
General and administrative expenses	129,490	(14,890)	200,166	994,400	5,806,891

Operating income (loss)	(141,396)	(2,417,749)	212,072)	3,702,483)	(7,496,988)

Other income (expenses):
Research and development					(89,843)
Interest income	731	-	731	-	731
Interest expense	(12,637)	-	(12,637)	-	(12,637)

Total other income (expense)	(11,906)	-	(11,906)	-	(101,749)

Income (loss) before income taxes	(153,302)	(2,417,749)	(223,978)	(3,702,483)	(7,598,737)

Net income (loss)	$(153,302)	$(2,417,749)	$(223,978)	$(3,702,483)	$(7,598,737)

Weighted average common shares outstanding	115,345,586	101,990,029	111,032,032	90,626,840
Diluted Weighted average common shares outstanding	115,865,030	101,990,029	111,288,900	90,626,840

Basic and diluted earnings (loss) per share:	$(0.00)	$(0.02)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these consolidated condensed financial statements

Texhoma Energy, Inc.
And Subsidiary
A Development Stage Company
Statements of Stockholders' Equity (Deficit)
For the period from September 28, 1998 (Date of Inception) to March 31, 2006

									Accumulated
						Paid-In Capital			Deficit during	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit]
Balance, at inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.1875 per share, October 5, 1998	266,667	267	-	-	49,733	-	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(50,485)	(50,485)
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-	-	(50,485)	(485)

Net (loss) for the year	-	-	-	-	-	-	-	-	(485)	(485)
Balance, September 30, 2000	266,667	267	-	-	49,733	-	-	-	(50,970)	(970)

Shares issued at $5.625 per share, June 30, 2001:
For compensation	2,667	3	-	-	14,997	-	-	-	-	15,000
For acquisition	53,333	53	-	-	299,947	-	-	(300,000)	-	-

Contributed capital	-	-	-	-	-	-	193,328	-	-	193,328
Net (loss) for the year	-	-	-	-	-	-	-	-	(218,587)	(218,587)
Balance, September 30, 2001	322,667	323			364,677	-	193,328	(300,000)	(269,557)	(11,229)

Shares issued at $5.625 per share for consulting services:
January 7, 2002	160	0	-	-	900	-	-	-	-	900
June 15, 2002	46,176	46	-	-	259,694	-	-	-	-	259,740
July 7, 2002	1,200	1	-	-	6,749	-	-	-	-	6,750
Cancellation of outstanding shares, November 2001	(53,333)	(53)	-	-	(299,947)	-	-	300,000	-	-
Contributed capital	-	-	-	-	-	-	232,418	-	-	232,418
Net (loss) for the year	-	-	-	-	-	-	-	-	(482,114)	(482,114)
Balance, September 30, 2002	316,869	317			332,073	-	425,746	-	(751,671)	6,465

Shares issued for consulting services:
11/19/2002 at $18.75 per share	13,333	13	-	-	249,987	-	-	-	-	250,000
1/1/2003 at $5.625 per share	3,333	3	-	-	18,747	-	-	-	-	18,750
7/1/2003 at $.9375 per share	20,320	20	-	-	19,030	-	-	-	-	19,050
9/22/2003 at $8.625 per share	5,067	5	-	-	43,695	-	-	-	-	43,700
9/22/2003 at $.9375 per share	13,333	13	-	-	12,487	-	-	-	-	12,500
Contributed capital	-	-	-	-		-	194,258	-	-	194,258
Net (loss) for the year	-	-	-	-	-	-	-	-	(567,865)	(567,865)
Balance, September 30, 2003	372,256	372	-	-	676,018	-	620,004	-	(1,319,536)	(23,142)

Shares issued for consulting services:
at $7.5 per share, October 10, 2003	336,267	336	-	-	2,521,664	-	-	(2,380,000)	-	142,000
at $.75 per share, October 10, 2003	52,960	53	-	-	39,667	-	-	-	-	39,720
at $1.5 per share, October 10, 2003	3,333	3	-	-	4,997	-	-	-	-	5,000

at $2.625 per share, October 15, 2003	5,333	5	-	-	13,995	-	-	-	-	14,000
at $1.875 per share, November 26, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $1.875 per share, December 5, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $2.625 per share, December 15, 2003	6,667	7	-	-	17,493	-	-	-	-	17,500
Reclassification of contributed capital to accounts payable shareholder, net	-	-	-	-	-	-	(217,614)	-	-	(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)	-	-	(2,058,725)	-	-	2,059,000	-	-
Write off of receivable from shareholder	-	-	-	-	-	-	-	321,000	-	321,000
Shares issued for services:
at $1.5 per share, January 29, 2004	5,333	5	-	-	7,995	-	-	-	-	8,000
at $1.125 per share, January 29, 2004	1,600	2	-	-	1,798	-	-	-	-	1,800
at $4.5 per share, January 29, 2004	22,667	23	-	-	101,977	-	-	-	-	102,000
at $.75 per share, February 29, 2004	112,533	113	-	-	84,287	-	-	-	-	84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004	-	-	1,000,000	1,000	19,000	180,000	-	-	-	1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467	-	-	-	-	(1,000,000)
Restricted shares issued for services, at $.75 per share, May 17, 2004	35,200	35	-	-	26,365	-	-	-	-	26,400

Restricted shares issued for services, at $.75 per share, May 17, 2004	118,991	119	-	-	89,124	-	-	-	-	89,243
Restricted shares issued for services, at $.75 per share, May 17, 2004	53,067	53	-	-	39,747	-	-	-	-	39,800
Restricted shares issued for services, at $.75 per share, May 17, 2004	86,076	86	-	-	64,471	-	-	-	-	64,557
Restricted shares issued for acquisition of business, August 16, 2004, Cancelled for non-performance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Restricted shares issued for acquisition of business, August 26, 2004, Cancelled for non-compliance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Shares issued for rounding	(126,895)	(127)	-	-	127	-	-	-	-	-
Shares issued for services, at $.075 per share, September 9, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 20, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 29, 2004	10,000,000	10,000	-	-	740,000	-	-	-	-	750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)	-	-	(132,801)	-	-	-	-	(133,334)
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,222,977)	(3,222,977)
Balance, September 30, 2004	30,875,996	30,876	-	-	3,756,886	180,000	402,390	-	(4,542,513)	(172,361)

Transfer of Paid in Capital Preferred Stock and Contributed Capital to Paid in Capital	-	-	-	-	582,390	(180,000)	(402,390)	-	-	-
Shares issued for services, October 5, 2004 at $.075 per share	6,336,256	6,336	-	-	468,883	-	-	-	-	475,219
Shares issued for services, October 5, 2004 at $.075 per share	7,600,000	7,600	-	-	562,400	-	-	-	-	570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000	-	-	258,441	-	-	-	-	314,441
Shares issued, on March 7, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on August 20, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on September 18, 2005 at $.10 per Share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Correction for prior years rounding	-	-	-	-	(206)	-	-	-	-	(206)
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	-	(7,374,759)	(1,045,153)
Shares issued on February 6, 2006 at $.04 per share	2,000,000	2,000			78.,000					80,000
Shares issued on March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500					1,500,000
Shares issued on March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500					300,000
Net (loss) at March 31, 2006									(223,978)	(223,978)
Balance, March 31, 2006	153,812,252	153,812	-	-	8,055,794				(7,598,737)	610,869

                                              The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					For the Period
					from September 28, 1998
	Three months ended March 31,		Six months ended March 31,		(inception) to
	2006	2005	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net (loss)	$(153,302)	$(2,417,749)	$(223,978)	$(3,702,483)	$(7,598,737)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depletion and amortization	302,873	-	302,873	-	302,873
Stock issued for services	-	(275,445)	-	1,065,078	4,484,395
Stock based compensation	-	-	-	-	888,042
Oil and gas exploration costs	95,000	2,708,083	95,000	2,708,083	1,804,441
	-				-
Changes in assets and liabilities:		-
Accounts receivable	(227,664)		(227,664)		(227,664)
Accounts payable	2,255	(55,382)	7,483	(89,490)	34,932
Accrued liabilities	52,208	2,790	69,208	(18,891)	202,674
Other	-	-	-		(7,272)
Net cash provided by (used in) operating activities	71,370	(37,703)	22,922	(37,703)	(116,316)

Cash flows from investing activities:
Investment in Black Swan	-	(1,245,000)	-	(1,245,000)	(1,395,000)
Oil and Gas Property Investments	(10,315,639)	-	(10,315,639)	-	(10,315,639)
Other Assets	-		-	-	(10,957)
Net cash (used in) investing activities	(10,315,639)	(1,245,000)	(10,315,639)	(1,245,000)	(11,721,596)

Cash flows from financing activities:
Loans from affiliate	140,000	945,000	140,000	945,000	1,185,000
Loan repayment to affiliate	-	(50,000)	(100,000)	(50,000)	(100,000)
Notes payable	11,000,000		11,000,000		11,000,000
Stock issued for asset purchase	1,580,000		1,580,000		1,580,000
Proceeds from issuance of common stock	300,000	400,000	300,000	400,000	950,000
Net cash provided by financing activities	13,020,000	1,295,000	12,920,000	1,295,000	14,615,000

Increase (decrease) in cash and cash equivalents	2,775,731	12,297	2,627,283	12,297	2,777,088
Cash and cash equivalents at beginning of period	1,357	-	149,805	-	-
Cash and cash equivalents at end of period	$2,777,088	$12,297	$2,777,088	$12,297	$2,777,088

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended March 31, 2006

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

At March 31, 2006 Texhoma was in the development stage as defined by SFAS 7, Accounting and Reporting for Development Stage Companies.  As of year end, Texhoma had generated nominal revenues, primarily devoting its efforts to developing its business and raising working capital through equity financing and short-term borrowings.

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

Restricted Cash – Texaurus maintains the residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus may request authorization from Laurus for access to these funds for the consummation of acquisitions of oil and gas assets.   In addition, in conjunction with the note repayment terms of the Laurus funding, providing that 80% of the net oil and gas receipts shall be used to repay first interest and next principal on the then outstanding note balance.  The Laurus fund is authorized to transfer such funds to its  account, where it is held and applied to the accrued interest and note payable at the end of each month.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved developed reserves as determined by a third party petroleum and geology consulting firm.  Based upon estimated total proven reserves for the Barnes Creek leasehold of 73,405 barrels of oil and a remaining 69,701 barrels of oil at March 31, 2006, the property was depleted at the rate of 5% for this quarter.  The Edgerly leasehold had total proven reserves of  63,493 barrels of oil and an estimated remaining 59,596 barrels  and depletion of 6.1% was reported for the quarter ended March 31, 2006.  The Little White Lakes leasehold was purchased with an effective date for the oil and gas production effective April 1, 2006.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $900,000 deferred income tax asset at March 31, 2006 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, $76,000 is related to the net operating loss generated for the six months ended March 31, 2006.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, is  more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $2,600,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

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

Stock Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (FAS 123) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with FAS 123, the Company elected at March 31, 2006 to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

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

At the time of the acquisition of Black Swan by Texhoma the shareholder of Black Swan were then comprised of Texhoma (40%), Dormley Pty. Ltd. (36%), Capersia Pte. Ltd. (14%) and Nuenco NL (10%), respectively.  In January 2005 Capersia and Dormley acquired Nuenco’s interest.  Due to the ownership division, although Texhoma was a minority percentage owner, the Company controlled the majority of the joint venture and as such reported its interest on a consolidated basis.  As a result of the unsuccessful outcome the investment was expensed in the third quarter 2005.  The acquisition of Black Swan was recorded by Texhoma at $464,441, based upon its 40% ownership interest, which amount was included in the June 30, 2005 write down.

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

On January 20, 2006 we divested our shareholding in Black Swan Petroleum Pty. Ltd. and Black Swan Petroleum (Thailand) Limited by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to further sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. However, the Company has learned that Black Swan has deregistered itself as an active company in Australia and Black Swan Thai has gone into voluntary receivership with little chance of the Company receiving any further benefit from the divestment

3.  PROPERTY AND EQUIPMENT

Texhoma had no Property and Equipment as of March 31, 2006 and its subsidiary, Texaurus Energy, Inc.  acquired oil and gas leasehold properties at a cost  of $10.228 million effective March 28, 2006.

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

In March 2006, our Executive Chairman and Director, Frank Jacobs subscribed for 7,500,000 shares of our common stock at $0.04 per share, for aggregate consideration of $300,000, which funds were immediately used by us in connection with the Closing of the Kilrush Property (described below).

On March  28,  2006,  Texaurus closed  the purchase of certain interests from Structured Capital in exchange for  a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock at $0.04 per share.

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at $0.04 cents per share and expiring in five years.  The warrants were issued to Equity Capital Solutions in consideration for raising capital for the company.  In addition, up to 10,625,000 warrants to purchase Texhoma common stock at $0.04 per share, expiring in five years, as well as 961 warrants at $0.001 per share to purchase common shares of Texaurus Energy, Inc., a wholly owned subsidiary of Texhoma, at any time following Texhoma’s repayment of all obligations were issued to Laurus Master Fund Ltd.

5.  ACQUISITIONS

On November 5, 2004, the Board of Directors completed the agreement with Capersia Pte. Ltd. to acquire a 40% interest of Black Swan Petroleum Pty. Ltd. (“Black Swan”) for 14,000,000 new investment shares (56,000,000 shares subsequent to the forward split explained above) of Texhoma common stock.  As previously described above, Texhoma recorded the value of this acquisition at $464,441.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture,".  On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana.  We funded Clovelly SPA through a Joint Operating Agreement, issuance to Sterling Grant of 2 million common shares of Texhoma and payment of $15,000.

On  March  15,  2006,  Texhoma’s wholly-owned  subsidiary,  Texaurus Energy, Inc., which was formed in March 2006 as  a  Delaware  corporation  ("Texaurus"),  entered  into  a Sales and Purchase Agreement  with  Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish,  Louisiana,  which  represent  a  10% working interest (7.3% net revenue interest) in such leases.  The agreed purchase price of the Little White Lake Property was a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.  This purchase had an effective date of April 1, 2006.

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

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement  and a Registration Rights Agreement and issued a Common Stock Purchase Warrant; entered  into a Master Security Agreement with Laurus; and sold Laurus a Secured  Term  Note  in  the amount of $8,500,000 as well as various other  agreements.  Additionally, in connection with the closing, we issued Laurus Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock and up to 49% of Texaurus’ common stock.

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at 4 cents per share and expiring in five years.  The warrants were issued to Equity Capital Solutions for raising capital for the company.  Up to 10,625,000 warrants to purchase Texhoma common stock at 4 cents per share, expiring in five years, as well as 961 warrants at $0.001 per share to purchase common shares of Texaurus Energy, Inc., a wholly owned subsidiary of Texhoma, at any time following Texhoma’s repayment of all obligations were also issued to Laurus Master Fund Ltd.

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

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture," of which ORX Resources, Inc. is the Operator. Our former President and Director Max Maxwell served as Vice President of the Operator at the time we entered into the participation agreement.  On February 14, 2006 the Company increased its working interest to 11% through the purchase of a further 5% working interest in this property from Sterling Grant.  We funded this additional interest through a Joint Operating Agreement, issuance to Sterling Grant of 2,000,000 common shares of Texhoma at $0.04 per share and payment of $15,000.

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

All options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%.  Options of 4,000,000 were granted to Max Maxwell and Frank Jacobs, and options of 1,000,000 were granted to Brian Alexander, and Terje Reiersen.  On June 7, 2006, The Board of Directors approved the issuance of an additional 1,000.000 options to Peter Wilson, which amount was later amended to include 2,000,000 options, which expire if unexercised on June 1, 2009.

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

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

In July 2007, 500,000 shares were issued to Mr. Ibrohim Nafi Onat in exchange for his entry into a consulting agreement with us.

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

	1,000 shares of the Company’s Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

	10,000,000 restricted shares of the Company’s common stock; and

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

7.  NOTES PAYABLE AND CONVERTIBLE LOANS

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

The Laurus Master Fund, Ltd note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal shall equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and such payments shall be applied first to accrued interest due and then to the principal balance of the note.

In conjunction with the purchase of the Little White Lake oil and gas property, we executed a short term note payable with Polaris Capital in the amount of $2,500,000 to be repaid through the funding provided by Laurus.  The note was repaid in April 2006 from those funds.

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

A Letter of Intent was executed by Texhoma on April 28, 2006, agreeing to participate in a 25% working interest in the exploration of the Bayou Choctaw oil and gas project, located in Iberville Parish, Louisiana.  In  July 2006, Texhoma executed a new Letter of Intent increasing its agreement of participation to 41.667% in the project.   Texhoma identified that the exposure was in excess of its corporate guidelines and assigned its right to the interest to Morgan Creek Energy Corp. in exchange for $250,000 and 200,000 shares of Morgan Creek Energy.

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

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC (“Sunray”). In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray the following Leases:


Leases covering approximately 196 acres of land in Brazoria County, Texas. In the purchase,Texhoma acquired an undivided 37.5% interest, subject to existing overriding royalty interests equal to 25% of 8/8.   Additionally, Sunray is entitled to a five-eighth of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout; and


Leases covering approximately 20 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 35% interest in the leases, subject to existing overriding royalty interests equal to 25% of 8/8.


Leases covering approximately 280 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 72.5% interest in the leases, subject to existing overriding royalty interests equal to 28% of 8/8. Texhoma simultaneously promoted a 42.5% interest leaving a 30% interest.


Texhoma declined to participate in the purchase of the leases covering approximately 80 acres in Brazoria County. In September 2006, this well was a dry hole and participation in subsequent wells was declined.  However, Texhoma continues to hold a 12.5% back in Working Interest.

	Two leases for another 160 acre site and a 60 acre site which were declined by Texhoma and in which we retained a 12.5% back in Working Interest.

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

o
Frank Jacobs, our former Director was granted 4,000,000 non-qualified options, which options were to vest at the rate of 500,000 options every three months, in consideration for services to be rendered to the Company as the Company's Director. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  Mr. Jacobs resigned from the Company effective June 14, 2007, and as such all 2,000,000 of his vested options expired unexercised on September 14, 2007;

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

In June 2006, the Company accepted subscriptions for 3,175,000 shares of its common stock at $0.08 share for $254,000 in cash; the Company also issued 3,175,000 warrants at $0.15 per share expiring in one year.

In July 2006 the Company accepted subscriptions for 1,000,000 shares of our common stock at $0.08 per share for $80,000 in cash and the Company also granted warrants to purchase 1,000,000 shares with an exercise price of $0.15 per share expiring in one year.

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

The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the assignment of 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Jacobs as security for the money that is owed to Mr. Jacobs under the Jacobs' Note.

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in exchange for $60,000.

In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 share of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

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

	1,000 shares of the Company’s Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

	10,000,000 restricted shares of the Company’s common stock; and

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  For  the six months  ended March 31, 2006 the Company incurred net losses from operations of $224,000.  As of March 31, 2006 the Company has incurred $7,599,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   FOR A MORE DETAILED DESCRIPTION OF THESE AND OTHER CAUTIONARY FACTORS THAT MAY AFFECT OUR FUTURE RESULTS, PLEASE REFER TO OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED SEPTEMBER 30, 2005.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

Texhoma Energy Inc. was originally formed as a Nevada corporation on September 28, 1998.

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

Promissory Note

On or about October 19, 2006, the Company issued a Promissory Note to Jacobs Oil & Gas Limited, an entity controlled by Mr. Frank Jacobs, our former Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs and management fees owed to Mr. Jacobs (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum. The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the transfer of 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares are held by the Company, to Mr. Frank Jacobs as security for the money that is owed pursuant to the Jacobs' Note.

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

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska (“Second Amendment”).  Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the “Services”):

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

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy Corp., which is controlled by William M. Simmons, the President and Director of the Company, and is majority owned by Daniel Vesco, the Company’s Chief Executive Officer and a Director of the Company, through an entity which he controls (“Valeska” and collectively the “Shareholders”) entered into a Voting Agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the “Shares”) which they hold for (i.e. in favor of) the removal of William M. Simmons or Daniel Vesco, our Directors (the “New Directors”).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

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

PLAN OF OPERATIONS

The Company’s current plan of operations for the next twelve (12) months is to bring the Company current in its filings with the Commission, get the Company’s accounting and controls and procedures in order and work to decrease the Company’s current liabilities.  Furthermore, funding permitting, of which there can be no assurance, we plan to seek out and acquire additional oil and gas properties.

In connection with our properties, a deal we had in place to sell the Clovelly Field interests fell through, and we are relying on the operators of our other properties regarding the direction of those prospects.  To date, all of those operators have indicated that they have no plans to expand their current drilling prospects.

We currently believe that we can continue our operations for approximately the next six months with funds raised in June 2007, and anticipate needing to raise approximately $300,000 in the next twelve months to pay our current liabilities and maintain our current rate of monthly expenditures (not including any amounts which we would need for future acquisitions), of which there can be no assurance.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005

We had revenues of $466,000 for the quarter ended March 31, 2006 compared with no revenues for the same quarter in 2005.  This revenue was the result of the acquisition of the Little White Lake, Edgerly and Barnes Creek properties (the “Properties”) during the first quarter of 2006 compared with the abandoned Black Swan interest in 2005.  The revenue reported for the quarter ended March 31, 2006, was derived from both oil and gas production in the Edgerly and Barnes Creek properties.  The revenues represent approximately 2,900 equivalent barrels of gas production and 4,700 barrels of oil production from these two properties.

We had oil and gas exploration expenses of $179,000 for the three months ended March 31, 2006, compared to $2,400,000 for the three months ended March 31, 2005.  The oil and gas expenses in 2006 were in connection with the Company’s acquisition of oil and gas Properties detailed above and in 2005, the expenses were related to the Black Swan investment disposition.

Depletion in the amount of $299,000 was reported for the quarter ended March 31, 2006 as compared with none for the same period in 2005.

We had general and administrative expenses of $129,000 for the quarter ended March 31, 2006, compared to general and administrative income of $15,000 for the quarter ended March 31, 2005, an increase of $144,000 from the prior period.  The increased general and administrative expenses for the three months ended March 31, 2006  were mainly in connection with the expanded efforts of our management to further our mission to obtain viable production in the southern United States during the three months ended March 31, 2006, and increased salaries of our executive officers for the three months ended March 31, 2006, compared to the prior period in 2005.  General and administrative income for the quarter ended March 31, 2005, was due to some expenses being reversed that were included in previous quarter estimates and subsequently were not realized.

We reported net interest expense of $12,000 in connection with the $8,500,000 funding from Laurus Fund Ltd  for the purchase of the  the Little White Lake, Edgerly and Barnes Creek properties on March 28, 2006 for the three months ended March 31, 2006, compared to no interest expense for the three months ended March 31, 2005.

We sustained a net loss of $153,000 for the three months ended March 31, 2006, compared to a net loss of $2,418,000 for the same period in 2005, a decrease in net loss of approximately $2,265,000, which was mainly due to the write off of Black Swan during the three months ended March 31, 2005..

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

We had revenues of $466,000 for the year to date ended March 31, 2006 compared with $0for the same period in 2005.  This revenue was the result of the acquisition of the Properties during the first quarter of 2006 compared with the abandoned Black Swan interest in 2005.

We had oil and gas exploration expenses of $179,000 for the six months ended March 31, 2006, compared to none for the six months ended March 31, 2005.  The oil and gas expenses generated for the period ending March 31, 2006 were in connection with the Company’s acquisition of the Properties.

We reported $299,000 in depletion expense for the newly acquired properties as of March 31, 2006 as compared with none in the prior year’s period.

We had general and administrative expenses of $200,000 for the six months ended March 31, 2006, compared to $994,000 for the same period ended March 31, 2005, a decrease of  $794,000.  The six months ended March 31, 2005 reflected expenses relating to the Company’s acquisition of a 40% interest in Black Swan, while the expenses for the six months ended March 31, 2006 were in connection with the Company’s efforts to purchase the Properties and salaries and expenses associated with the Company’s executive officers.

We reported net interest expense of $12,000 in connection with the $8,500,000 funding from Laurus Fund Ltd.  for the purchase of the  the Little White Lake, Edgerly and Barnes Creek properties on March 28, 2006 during the six months ended March 31, 2006 compared with no interest expense for the same six months ended March 31, 2005.

We sustained a  net loss of $224,000 for the six months ended March 31, 2006, compared to a net loss of $3,702,000 for in the six months ended March 31, 2005, a decrease in net loss of  $3,478,000 due in part to the one time expense of $1,075,000 for the six months ended March 31, 2005, in connection with the Company’s write off of Black Swan .

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had total assets of approximately $12,929,000 which included oil and gas properties of approximately $8,973,000, accounts receivable, net of oil and gas production expenses of approximately $228,000, cash of approximately $107,000 and restricted cash received from Laurus to be used solely to pay expenses associated with the Properties of approximately $2,670,000, and accounts receivable of $6,566.

Liabilities totaled $12,318,000 as of March 31, 2006, and were comprised of current liabilities of approximately $3,818,000 which included accounts payable for properties of approximately $2,500,000, notes payable due to affiliates of approximately $1,085,000, which notes were payable to, LOGI, MFS Technology, Capersia, Clover Capital, Sterling Grant Capital and Buzz Jehle as well as accrued interest due to Laurus of $9,000.

We had total long term liabilities of $8,500,000 as of March 31, 2006, which represented our note payable to Laurus, as described above.

We had negative working capital of approximately $807,000 and a retained deficit of approximately $7,599,000 at March 31, 2006.

For the quarter ended March 31, 2006, operating activities provided approximately $71,000.

Cash used in investing activities was approximately $10,316,000 for the quarter ended March 31, 2006 and cash provided by financing activities was approximately $12,900,000.

We repaid $100,000 due Capersia, an affiliate, which amount was the final cash payment due for the purchase of our 40% interest in Black Swan during the six months ended March 31, 2006.  We were also funded $140,000 by various affiliates and $11,000,000 from Laurus and Polaris Holdings for the purchase of Little White Lake, Edgerly and Barnes Creek properties during the six months ended March 31, 2006.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 9.75% per year (as of September 26, 2007), which is due and payable on March 27, 2009, and which principal is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

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

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 27,200,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which vote 239,881,856 voting shares.  As a result, Mr. Simmons is able to vote 275,408,387 voting shares based on 486,683,111 voting shares outstanding (representing 238,474,724 shares of common stock outstanding and 248,208,387 shares of stock which the Series A Preferred Stock are able to vote) representing 56.6% of our outstanding voting shares. Additionally, Valeska holds options to purchase 60,000,000 shares of our common stock at an exercise price of $0.02 per share, which if exercised would give Mr. Simmons voting control over an even greater percentage of our voting stock.  As a result, Mr. Simmons will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE REMOVAL OF MR. VESCO AND MR. SIMMONS AS DIRECTORS OF THE COMPANY IS PROTECTED BY VOTING AGREEMENTS ENTERED INTO WITH THE COMPANY’S MAJORITY SHAREHOLDERS.

Certain of the Company’s majority shareholders, including Capersia Pte. Ltd., Lucayan Oil and Gas Investments, Ltd., Frank A. Jacobs (the Company’s former Chief Executive Officer and Director) and Valeska Energy Corp. (the “Voting Shareholders”) entered into Voting Agreements whereby they agreed that they would not vote the aggregate of 71,874,000 shares of common stock which they hold for (i.e. in favor of) the removal of Mr. Simmons or Mr. Vesco (the “New Directors”) until the expiration of the agreements on June 5, 2009.  The Voting Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action without Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the term of the Voting Agreements, that such Voting Shareholders would vote their shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.  The Voting Agreements also included a provisions whereby in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such New Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such New Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Voting Shareholder becomes aware of information which would lead a reasonable person to believe that such New Director has committed fraud or theft from the Company, or a violation of the Securities laws  (each a “Breach of Fiduciary Duty”), this voting requirement set forth above shall not apply.  As a result of the Voting Agreements, it will likely be impossible for the shareholders of the Company to remove Mr. Simmons or Mr. Vesco as Directors of the Company, unless a Breach of Fiduciary Duty occurs, and even then, due to Valeska’s ownership of the Series A Preferred Stock (as described above), it will likely be impossible for such New Directors to be removed as Directors of the Company.

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we issued Valeska 10,000,000 shares of our restricted common stock and options to purchase 60,000,000 shares of our common stock at an exercise price of 110% of the trading value of our common stock on the grant date of such options. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement with Valeska

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We filed a report on Form 8-K on February 14, 2006, to report our acquisition of an additional 5% of the Clovelly South prospect in Louisiana, the completion of the divestment of our shares of Black Swan, and transactions related with the above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)

Date October 1, 2007