Form 10QSB
period 2006-06-30
TEXHOMA ENERGY INC
filed 2007-10-12
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

As of October 10, 2007 there were 231,162,224 shares of the issuer's common stock outstanding.

While the Issuer’s Financial Statements and Results of Operations as disclosed in this Report on Form 10-QSB are as of the quarters ended June 30, 2006 and 2005, the other Items disclosed herein have been updated to be current to the best of the Company’s ability (unless otherwise stated) as of the date this Report was filed.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and September 30, 2005

ASSETS	June 2006	September 2005
	(unaudited)
Current Assets
Cash and cash equivalents	$232,516	$149,805
Restricted cash	229,942
Accounts receivable-miscellaneous	41,877
Accounts receivable-net oil and gas production	362,069

Total Current Assets	824,527	149,805

Oil and Gas Properties, net of depletion of $1,150,597 at June 30, 2006	8,432,798

Other Assets	875,045

TOTAL ASSETS	$10,132,370	$149,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$413,377	$27,449
Accrued expenses	299,452	122,509
Notes payable related parties	537,484	1,045,000

Total Current Liabilities	1,250,313	1,194,958

Long term notes payable	8,369,985

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 179,737,252 and 106,812,252 shares issued and outstanding at June 2006 and September 2005, respectively	179,737	106,812
Additional paid-in capital	10,667,915	6,222,794
Retained deficit	(10,335,580)	(7,374,759)

Total Stockholders’ Equity	512,072	(1,045,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,132,370	$149,805

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2006 and 2005
And for the period from September 28, 1998 (Inception) to June 30, 2006

					For the Period
					from September 28, 1998
	Three Months Ended June 30,		Nine Months Ended June 30,		(inception) to
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Oil and gas interests	$710,758	$-	$1,176,895	$-	$1,208,145

Total revenues	710,758	-	1,176,895	-	1,208,145

Operating expenses:
Oil and gas exploration	529,285	-	707,885	2,578,764	2,417,325

Gross Margin	181,473	-	469,010	2,578,764	(1,209,180)

Bad debt expense	-	-	-	-	-
Depletion	851,153	-	1,150,597	-	1,150,597
General and administrative expenses	331,514	72,157	531,680	1,195,876	6,138,405

Operating income (loss)	(1,001,194)	(72,517)	(1,213,267)	(3,774,640)	(8,498,182)

Other income (expenses):
Research and development					(89,843)
Stock accretion expense	(1,459,046)	-	(1,459,046)	-	(1,459,046)
Interest income	14,475	-	15,206	-	15,206
Interest expense	(291,078)	-	(303,714)	-	(303,715)

Total other income (expense)	(1,735,649)	-	(1,747,554)	-	(1,837,398)

Income (loss) before income taxes	(2,736,843)	(72,517)	(2,960,821)	(3,774,640)	(10,335,580)

Net income (loss)	$(2,736,843)	$(72,517)	$(2,960,821)	$(3,774,640)	$(10,335,580)

Weighted average common shares outstanding	166,024,615	104,812,252	129,362,892	90,709,892
Diluted Weighted average common shares outstanding	167,087,115	104,812,252	129,728,735	90,709,892

Basic and diluted earnings (loss) per share:	$(0.02)	$(0.00)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated condensed financial statements

Texhoma Energy, Inc.
And Subsidiary
A Development Stage Company
Statements of Stockholders' Equity (Deficit)
For the period from September 28, 1998 (Date of Inception) to June 30, 2006

									Accumulated
						Paid-In Capital			Deficit during	Total Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Received	Stage	[Deficit]
Balance, at inception	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-
Balance, September 30, 1998	-	-	-	-	-	-	-	-	-	-

Issuance of stock at $.1875 per share, October 5, 1998	266,667	267	-	-	49,733	-	-	-	-	50,000
Net (loss) for the year	-	-	-	-	-	-	-	-	(50,485)	(50,485)
Balance, September 30, 1999	266,667	267	-	-	49,733	-	-	-	(50,485)	(485)

Net (loss) for the year	-	-	-	-	-	-	-	-	(485)	(485)
Balance, September 30, 2000	266,667	267	-	-	49,733	-	-	-	(50,970)	(970)

Shares issued at $5.625 per share, June 30, 2001:
For compensation	2,667	3	-	-	14,997	-	-	-	-	15,000
For acquisition	53,333	53	-	-	299,947	-	-	(300,000)	-	-

Contributed capital	-	-	-	-	-	-	193,328	-	-	193,328
Net (loss) for the year	-	-	-	-	-	-	-	-	(218,587)	(218,587)
Balance, September 30, 2001	322,667	323			364,677	-	193,328	(300,000)	(269,557)	(11,229)

Shares issued at $5.625 per share for consulting services:
January 7, 2002	160	0	-	-	900	-	-	-	-	900
June 15, 2002	46,176	46	-	-	259,694	-	-	-	-	259,740
July 7, 2002	1,200	1	-	-	6,749	-	-	-	-	6,750
Cancellation of outstanding shares, November 2001	(53,333)	(53)	-	-	(299,947)	-	-	300,000	-	-
Contributed capital	-	-	-	-	-	-	232,418	-	-	232,418
Net (loss) for the year	-	-	-	-	-	-	-	-	(482,114)	(482,114)
Balance, September 30, 2002	316,869	317			332,073	-	425,746	-	(751,671)	6,465

Shares issued for consulting services:
11/19/2002 at $18.75 per share	13,333	13	-	-	249,987	-	-	-	-	250,000
1/1/2003 at $5.625 per share	3,333	3	-	-	18,747	-	-	-	-	18,750
7/1/2003 at $.9375 per share	20,320	20	-	-	19,030	-	-	-	-	19,050
9/22/2003 at $8.625 per share	5,067	5	-	-	43,695	-	-	-	-	43,700
9/22/2003 at $.9375 per share	13,333	13	-	-	12,487	-	-	-	-	12,500
Contributed capital	-	-	-	-		-	194,258	-	-	194,258
Net (loss) for the year	-	-	-	-	-	-	-	-	(567,865)	(567,865)
Balance, September 30, 2003	372,256	372	-	-	676,018	-	620,004	-	(1,319,536)	(23,142)

Shares issued for consulting services:
at $7.5 per share, October 10, 2003	336,267	336	-	-	2,521,664	-	-	(2,380,000)	-	142,000
at $.75 per share, October 10, 2003	52,960	53	-	-	39,667	-	-	-	-	39,720
at $1.5 per share, October 10, 2003	3,333	3	-	-	4,997	-	-	-	-	5,000

at $2.625 per share, October 15, 2003	5,333	5	-	-	13,995	-	-	-	-	14,000
at $1.875 per share, November 26, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $1.875 per share, December 5, 2003	4,000	4	-	-	7,496	-	-	-	-	7,500
at $2.625 per share, December 15, 2003	6,667	7	-	-	17,493	-	-	-	-	17,500
Reclassification of contributed capital to accounts payable shareholder, net	-	-	-	-	-	-	(217,614)	-	-	(217,614)
Shares cancelled that were issued October 10, 2003	(274,533)	(275)	-	-	(2,058,725)	-	-	2,059,000	-	-
Write off of receivable from shareholder	-	-	-	-	-	-	-	321,000	-	321,000
Shares issued for services:
at $1.5 per share, January 29, 2004	5,333	5	-	-	7,995	-	-	-	-	8,000
at $1.125 per share, January 29, 2004	1,600	2	-	-	1,798	-	-	-	-	1,800
at $4.5 per share, January 29, 2004	22,667	23	-	-	101,977	-	-	-	-	102,000
at $.75 per share, February 29, 2004	112,533	113	-	-	84,287	-	-	-	-	84,400
Issuance of 1,000,000 preferred stock for option exercised, May 5, 2004	-	-	1,000,000	1,000	19,000	180,000	-	-	-	1,200,000
Conversion of 1,000,000 preferred stock into 20,000,000 restricted common shares, May 17, 2004	533,333	533	(1,000,000)	(1,000)	467	-	-	-	-	(1,000,000)
Restricted shares issued for services, at $.75 per share, May 17, 2004	35,200	35	-	-	26,365	-	-	-	-	26,400

Restricted shares issued for services, at $.75 per share, May 17, 2004	118,991	119	-	-	89,124	-	-	-	-	89,243
Restricted shares issued for services, at $.75 per share, May 17, 2004	53,067	53	-	-	39,747	-	-	-	-	39,800
Restricted shares issued for services, at $.75 per share, May 17, 2004	86,076	86	-	-	64,471	-	-	-	-	64,557
Restricted shares issued for acquisition of business, August 16, 2004, Cancelled for non-performance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Restricted shares issued for acquisition of business, August 26, 2004, Cancelled for non-compliance, October 13, 2004	-	-	-	-	-	-	-	-	-	-
Shares issued for rounding	(126,895)	(127)	-	-	127	-	-	-	-	-
Shares issued for services, at $.075 per share, September 9, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 20, 2004	10,028,572	10,029	-	-	742,114	-	-	-	-	752,143
Shares issued for services, at $.075 per share, September 29, 2004	10,000,000	10,000	-	-	740,000	-	-	-	-	750,000
Shares cancelled in consideration of third party asset, November 1, 2004	(533,336)	(533)	-	-	(132,801)	-	-	-	-	(133,334)
Net (loss) for the year	-	-	-	-	-	-	-	-	(3,222,977)	(3,222,977)
Balance, September 30, 2004	30,875,996	30,876	-	-	3,756,886	180,000	402,390	-	(4,542,513)	(172,361)

Transfer of Paid in Capital Preferred Stock and Contributed Capital to Paid in Capital	-	-	-	-	582,390	(180,000)	(402,390)	-	-	-
Shares issued for services, October 5, 2004 at $.075 per share	6,336,256	6,336	-	-	468,883	-	-	-	-	475,219
Shares issued for services, October 5, 2004 at $.075 per share	7,600,000	7,600	-	-	562,400	-	-	-	-	570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000	-	-	258,441	-	-	-	-	314,441
Shares issued, on March 7, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on August 20, 2005 at $.10 per share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Shares issued, on September 18, 2005 at $.10 per Share	2,000,000	2,000	-	-	198,000	-	-	-	-	200,000
Correction for prior years rounding	-	-	-	-	(206)	-	-	-	-	(206)
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	-	(7,374,759)	(1,045,153)
Shares issued on February 6, 2006 at $.04 per share	2,000,000	2,000			78.,000					80,000
Shares issued on March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500					1,500,000
Shares issued on March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500					300,000
Shares issued on April 10, 2006 for loan conversion at $0.04	4,000,000	4,000			156,000					160,000
Shares issued on May 22, 2006 for loan conversion at $0.04	18,375,000	18,375			716,625					735,000
Shares issued May 31, 2006 for asset purchase at $0.08	375,000	375			29,625					30,000
Shares issued June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000					80,000
Shares issued June 19, 2006 at $0.08 per share	250,000	250			19,750					20,000
Shares issued June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075					154,000
Stock accretion for warrants					1,459,046					1,459,046
Net (loss) at June 30, 2006									(2,960,821)	(2,960,821)
Balance, June 30, 2006	179,737,252	179,737	-	-	10,667,915				(10,335,580)	512,072

                                              The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					For the Period
					from September 28, 1998
	Three months ended June 30,		Nine months ended June 30,		(inception) to
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net (loss)	$(2,736,843)	$(72,157)	$(2,960,821)	$(3,774,640)	$(10,335,580)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depletion and amortization	930,871	-	1,233,744	-	1,233,744
Stock issued for services	-	-	-	1,065,078	4,484,395
Stock based compensation	-	-	-	-	888,042
Stock accretion expense	1,459,046	-	1,459,046	-	1,459,046
Oil and gas exploration costs	519,002	-	614,002	2,708,083	2,323,443
					-
Changes in assets and liabilities:
Accounts receivable	(134,407)	-	(362,071)		(362,071)
Accounts payable	378,446	46,000	385,929	(43,490)	413,378
Accrued liabilities	107,735	14,145	176,943	(4,746)	310,409
Other	(1,578)	-	(1,578)		(8,850)
Net cash provided by (used in) operating activities	522,272	(12,012)	545,194	(49,715)	405,956

Cash flows from investing activities:
Investment in Black Swan	-	-	-	(1,245,000)	(1,395,000)
Oil and Gas Property Investments	(838,371)	-	(11,154,010)	-	(11,154,010)
Other Assets	-	-	-	-	(10,957)
Net cash (used in) investing activities	(838,371)	-	(11,154,010)	(1,245,000)	(12,559,967)

Cash flows from financing activities:
Loans from affiliate	182,484	-	322,484	945,000	1,367,484
Loan repayment to affiliate	(5,000)	-	(105,000)	(50,000)	(105,000)
Notes payable	250,000		11,250,000		11,250,000
Repayment of notes payable	(2,710,015)		(2,710,015)		(2,710,015)
Stock issued for asset purchase	30,000		1,610,000		1,610,000
Proceeds from issuance of common stock	254,000	-	554,000	400,000	1,204,000
Net cash provided by financing activities	(1,998,531)	-	10,921,469	1,295,000	12,616,469

Increase (decrease) in cash and cash equivalents	(2,314,630)	(12,012)	312,653	285	462,458
Cash and cash equivalents at beginning of period	2,777,088	12,297	149,805	-	-
Cash and cash equivalents at end of period	$462,458	$285	$462,458	$285	$462,458

The accompanying notes are an integral part of these consolidated condensed financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended June 30, 2006

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

At June 30, 2006 Texhoma was in the development stage as defined by SFAS 7, Accounting and Reporting for Development Stage Companies.  As of year end, Texhoma had generated nominal revenues, primarily devoting its efforts to developing its business and raising working capital through equity financing and short-term borrowings.

Organization and Basis of Presentation– Texhoma’s securities are registered with the Securities and Exchange Commission in the United States of America and its securities currently trade under the symbol “TXHE.PK” on the pink sheets.

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

Restricted Cash – Texaurus maintains the residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus may request authorization from Laurus for access to these funds for the consummation of acquisitions of oil and gas assets.   In addition, in conjunction with the note repayment terms of the Laurus funding, providing that 80% of the net oil and gas receipts shall be used to repay first interest and next principal on the then outstanding note balance.  Laurus is authorized to transfer such funds to its account, where it is held and applied to the accrued interest and note payable at the end of each month.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved developed reserves as determined by a third party petroleum and geology consulting firm.  Based upon estimated total proven reserves for the Barnes Creek leasehold of 73,405 barrels of oil and a remaining 66,004 barrels of oil at June 30, 2006, the property was depleted at the rate of 5% for this quarter.  The Edgerly leasehold had total proven reserves of  63,493 barrels of oil and an estimated remaining 56,138 barrels, and depletion of 5.4% was reported for the quarter ended June 30, 2006.  The Little White Lakes leasehold purchased effective April 1, 2006 had total estimated proven reserves of 26,897 with 23,086 estimated remaining at the end of this quarter with reported depletion of 14.2%.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $1,400,000 deferred income tax asset at June 30, 2006 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $600,000 is related to the net operating loss generated for the nine months ended June 30, 2006.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, is  more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $3,100,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

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

Loss Per Share - Per SFAS No. 128, Earnings per Share (FAS 128), earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the weighted average (loss) per share is reported.

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

At the time of the acquisition of Black Swan by Texhoma the shareholders of Black Swan were then comprised of Texhoma (40%), Dormley Pty. Ltd. (36%), Capersia Pte. Ltd. (14%) and Nuenco NL (10%), respectively.  In January 2005 Capersia and Dormley acquired Nuenco’s interest.  Due to the ownership division, although Texhoma was a minority percentage owner, the Company controlled the majority of the joint venture and as such reported its interest on a consolidated basis.  As a result of the unsuccessful outcome the investment was expensed in the third quarter 2005.  The acquisition of Black Swan was recorded by Texhoma at $464,441, based upon its 40% ownership interest, which amount was included in the June 30, 2005 write down.

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

3.  PROPERTY AND EQUIPMENT

Texhoma had no Property and Equipment as of June 30, 2006 and its subsidiary, Texaurus Energy, Inc.  acquired oil and gas leasehold properties at a cost  of $10.275 million as of June 30, 2006.

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

5.  STOCK OPTIONS

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

The following is a summary of the option activity during the quarter ended June 30, 2006:
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, beginning of quarter	-	-
Granted and Outstanding at 6/30/06	12,000,000	$0.13

Compensation costs associated with the issuance of options to purchase shares to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period

During the third quarter, we issued a total of 12,000,000 options to our employees, directors and consultants and as of June 30, 2006 no options were vested and as such we reflected no accrued expense in our current financial statements.

6.  ACQUISITIONS

On November 5, 2004, the Board of Directors completed the agreement with Capersia Pte. Ltd. to acquire a 40% interest of Black Swan Petroleum Pty. Ltd. (“Black Swan”) for 14,000,000 new investment shares (56,000,000 shares subsequent to the forward split explained above) of Texhoma common stock.  As previously described above, Texhoma recorded the value of this acquisition at $464,441.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture.”  On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana.  We funded Clovelly SPA through a Joint Operating Agreement, issuance to Sterling Grant of 2 million common shares of Texhoma and payment of $15,000.

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

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC (“Sunray”). In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray the following Leases:


Leases covering approximately 196 acres of land in Brazoria County, Texas. In the purchase,         Texhoma acquired an undivided 37.5% interest, subject to existing overriding royalty interests equal to 25% of 8/8.   Additionally, Sunray is entitled to a five-eighth of eight-eighths (62.5% of 8/8) working interest, proportionally reduced at payout.

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

7. RELATED PARTIES

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

All options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%.  Options of 4,000,000 were granted to Max Maxwell and Frank Jacobs, and options of 1,000,000 were granted to Brian Alexander, and Terje Reiersen.  On June 7, 2006, The Board of Directors approved the issuance of an additional 1,000,000 options to Peter Wilson, which amount was later amended to include 2,000,000 options, which expire if unexercised on June 1, 2009.

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

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

Mr. Maxwell resigned from the Company May 1, 2007, did not exercise any of his option rights and as a result all option grants expired on August 1, 2007.  Frank Jacobs resigned on June 14, 2007 and his options expired unexercised on September 14, 2007.

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


60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and had an exercise price of $0.02 per share, equal to greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

All of the above transactions may have been entered into at terms which may not have been available to unrelated parties.

8.  NOTES PAYABLE AND CONVERTIBLE LOANS

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

As discussed earlier, in March 2005, the Company received $895,000 from LOGI to fund Black Swan Thailand oil and gas exploration.  This loan was later converted into 22,375,000 shares of common stock in accordance with the agreement with the Company and LOGI (See Related Party).

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

In conjunction with the purchase of the Little White Lake oil and gas property, we executed a short term note payable with Polaris Capital in the amount of $2,500,000 to be repaid through the funding provided by Laurus.  The note was repaid in April 2006 from those funds received from Laurus.

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

On April 10, 2006, the Company entered into a convertible note with LOGI evidencing the $735,000 of debt which remains outstanding. The convertible note provides that LOGI may convert the $735,000 debt into Company common stock at the rate of one share of common stock for each $0.04 of outstanding debt and in May  2006, Lucayan Oil and Gas Investments, Ltd. ("LOGI") converted  the remaining $735,000 Promissory Note into 18,375,000 shares of the Company's common stock.

9.  NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

10.  WARRANTS

The following is a summary of the warrant activity during the quarter ended June 30, 2006:

	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, beginning of quarter	11,687,500	$0.04
Granted	3,550,000	$0.15
Outstanding at 6/30/06	15,237,500	$0.065

Costs attributable to the issuance of share purchase warrants is measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

During the third quarter, we issued 3,175,000 warrants in conjunction with subscriptions of our common stock,.  Another  375,000 warrants were issued as a result of common shares issued as part of the consideration given for the Sunray purchase.  Previously issued warrants were to the Laurus Master Fund and related parties in conjunction with the $8,500,000 funding to further our oil and gas property acquisitions.

The fair value of the warrants issued and vested during the quarter, based upon the Black-Scholes option pricing model was $1,459,046 and as such we reflected the expense incurred in our current financial statements.

The earnings per share presentation reflects only the weighted average loss per share, because including the warrants when a loss is being reported has an anti-dilutive effect on earnings (loss) per share calculations.

11. COMMITMENTS AND CONTINGENCIES

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

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company and as a result, In connection with monies we owed Mr. Alexander in director and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash.

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

In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 of Texhoma’s stock as payment and retainer.  On June 8, 2007 a third party transferred 1,000,000 share of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Inc

In June 2007 18,000,000 shares of our common stock, at $0.0125, were subscribed for by Hobart Global Ltd., a British Virgin Islands corporation in exchange for $225,000.

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


60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and shall have an exercise price of $0.02 per share which was greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

13. GOING CONCERN ISSUES

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  For the nine months ended June 30, 2006 the Company incurred net losses from operations of $2,960,000.  As of June 30, 2006 the Company has incurred $10,336,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

We had revenues of $711,000 for the quarter ended June 30, 2006 compared with no revenues for the same quarter in 2005.  This revenue was the result of our producing interests in the Little White Lake, Edgerly and Barnes Creek properties (the “Properties”) acquired during the first quarter of 2006 compared with no activity from the abandoned Black Swan interest during the same period of 2005.  The revenue reported for the quarter ended June 30, 2006, was derived from both oil and gas production in the Edgerly and Barnes Creek properties.  The revenues represent approximately 6,400 equivalent barrels of gas production and 4,500 barrels of oil production from the properties.

We had oil and gas exploration expenses of $529,000 for the three months ended June 30, 2006, compared to no oil and gas exploration expenses for the three months ended June 30, 2005.  The oil and gas expenses for the three months ended June 30, 2006 were in connection with the Company’s interest in the oil and gas Properties detailed above.

Depletion in the amount of $851,000 was reported for the quarter ended June 30, 2006 as compared with no depletion for the same period in 2005.

We had general and administrative expenses of $332,000 for the quarter ended June 30, 2006, compared with $72,000 for the quarter ended June 30, 2005, an increase of $260,000 from the prior period.  The increased general and administrative expenses for the three months ended June 30, 2006 were mainly in connection with the expanded efforts of our management to further our mission to obtain viable production in the southern United States during, and increased salaries of our executive officers for the three months ended June 30, 2006.compared to the prior period in 2005.

We reported net interest expense of $277,000 in connection with the $8,500,000 funding from Laurus Fund Ltd.,  for the purchase of the  the Little White Lake, Edgerly and Barnes Creek properties in March  2006, for the three months ended June 30, 2006, compared to no interest expense for the three months ended June 30, 2005.

We incurred stock accretion expense of $1,459,000 in the three months ended June 30, 2006 as a result of warrants issued in connection with new stock subscriptions during the period as compared with no stock accretion expense during the same period in 2005, as no warrants were issued during that period.

We sustained a net loss of $2,737,000 for the three months ended June 30, 2006, compared to a net loss of $72,000 for the same period in 2005, an increase in net loss of approximately $2,665,000, which was mainly due to the increases in depletion, interest expense, warrant expense and general and administrative expenses, which was not sufficiently offset by the increase in revenues for the three months ended June 30, 2006, compared to the prior period..

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005

We had revenues of $1,177,000 for the nine months ended June 30, 2006 compared with $0 for the same period in 2005.  This revenue was the result of the acquisition of the Properties during the first quarter of 2006, which created increased revenues for the nine months ended June 30, 2006, compared with the abandoned Black Swan interest in 2005.

We incurred oil and gas exploration expenses of $708,000 for the nine months ended June 30, 2006, compared to $2,579,000 for the nine months ended June 30, 2005.  The oil and gas expenses incurred for the period ending June 30, 2006 were in connection with the Company’s acquisition of the Properties as compared with the abandonment of the Black Swan investment in 2005.

We reported $1,151,000 in depletion expense for the nine months ended June 30, 2006 for the newly acquired Properties as compared with none in the previous nine month period.

We had general and administrative expenses of $532,000 for the nine months ended June 30, 2006, compared to $1,196,000 for the same period ended June 30, 2005, a decrease of $664,000.  The expenses for the nine months ended June 30, 2005 reflected expenses relating to the Company’s acquisition of a 40% interest in Black Swan, while the expenses for the nine months ended June 30, 2006 were in connection with the Company’s purchase of the Properties and salaries and expenses associated with the Company’s executive officers.

We reported net interest expense of $289,000 in connection with the $8,500,000 funding from Laurus Fund Ltd.  for the purchase of the  the Little White Lake, Edgerly and Barnes Creek properties on March 28, 2006 during the nine months ended June 30, 2006 compared with no net interest expense for the same nine months ended June 30, 2005.

During the nine months ended June 30, 2006 we issued warrants in conjunction with various subscriptions for our common stock and reported a stock accretion expense for the period of $1,459,000 as compared with $0 of stock  accretion expense for the nine months ended June 30, 2005 during which period no warrants were granted.

We sustained a net loss of $2,960,000 for the nine months ended June 30, 2006, compared to a net loss of $3,775,000 for the same period in 2005, a decrease in net loss of $815,000 due to the one time expense reported in the nine months ended June 30, 2005, in connection with the Company’s write off of Black Swan .

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had total assets of approximately $10,132,000 which included net oil and gas properties of approximately $8,433,000, accounts receivable for net oil and gas production of approximately $362,000, cash of approximately $233,000, restricted cash received from Laurus to be used solely to pay expenses associated with the Properties of approximately $230,000, accounts receivable of $42,000, and other assets of $875,000.

Liabilities totaled $9,620,000 as of June 30, 2006, and were comprised of current liabilities of approximately $1,250,000 which included accounts payable for properties of approximately $413,000, notes payable due to affiliates of approximately $537,000, which notes were payable to, MFS Technology, Capersia, Clover Capital, Sterling Grant Capital and Frank Jacobs as well as accrued expenses of $299,000.

We had total long term liabilities of $8,370,000 as of June 30, 2006, which represented our note payable to Laurus, as described above.

We had negative working capital of approximately $426,000 and a retained deficit of approximately $9,170,000 at June 30, 2006.

For the nine months ended June 30, 2006, operating activities provided approximately $545,000.

Cash used in investing activities was approximately $11,154,000 for the period ended June 30, 2006 and cash provided by financing activities was approximately $10,921,000.

We repaid $100,000 due Capersia, an affiliate, which amount was the final cash payment due for the purchase of our 40% interest in Black Swan during the nine months ended June 30, 2006.  We were also funded $318,000 by various affiliates and $11,000,000 from Laurus and Polaris Holdings for the purchase of Little White Lake, Edgerly and Barnes Creek properties during the nine months ended June 30, 2006 of which $2,630,000 was also repaid.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-QSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

16.1(15) Letter from Braverman & Company, PC

16.2(3) Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4) Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9) Letter from Jewett, Schwartz, Wolfe & Associates

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

•	We filed a report on Form 8-K on April 4, 2006, to report our entry into the Securities Purchase Agreement and related closings and documents with Laurus.

•	We filed a report on Form 8-K on April 5, 2006, to report the dismissal of our former Auditors, Chisholm, Bierwolf & Nilson, LLC.

•
We filed an amended report on Form 8-K on April 13, 2006, to include a letter from our former Auditors, Chisholm,  Bierwolf & Nilson, LLC, in connection with the Form 8-K reporting the dismissal of such auditor.

•
We filed a report on Form 8-K on April 19, 2006, to report our entry into the Debt Conversion Agreement with LOGI, the issuance of shares to LOGI, and the increase in our board of Directors, as well as the appointment of our former Director, Max Maxwell, as well as the appointment of various executives of the Company, who has since resigned.

•	We filed a report on Form 8-K on April 26, 2006, to report the purchase of the Little White Lake Property.

•	We filed a report on May 25, 2006, to report that LOGI had converted its convertible promissory note into 22,375,000 shares of common stock.

•	We filed a report on Form 8-K on May 30, 2006, to report that we had engaged Jewett, Schwartz & Associates, Certified Public Accountants as our independent accountants.

•
We filed a report on Form 8-K on June 8, 2006, to report our entry into the Letter of Intent Agreement with Sunray, the issuance of various shares of common stock and options to our executive officers and employees and the resignation of Frank A. Jacobs as our CEO and Director, among other things.

•	We filed a report on Form 8-K on June 13, 2006, to report our entry into the Promissory Note and Security Agreement with Polaris Holdings, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)

Date October 12, 2007