Form 10KSB
period 2006-09-30
TEXHOMA ENERGY INC
filed 2007-11-09
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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
 OF THE EXCHANGE ACT:

Common Stock, $0.001 par value per share

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

The issuer's revenues for the fiscal year ended September 30, 2006 were $2,258,425.

 The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of October 23, 2007 was $0, as the issuer’s common stock currently is only traded on a sporadic basis on the Pinksheets.com, which quotes the issuer does not believe provides an accurate and/or useful basis for the aggregate market value of the issuer’s common stock.

At October 15, 2007 there were 231,149,724 shares of the issuer's common stock outstanding.

While the Issuer’s Financial Statements and Results of Operations as disclosed in this Report on Form 10-KSB are as of the year ended September 30, 2006 and 2005, the other Items disclosed herein have been updated to be current to the best of the Company’s ability (unless otherwise stated) as of the date this Report was filed.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	14

ITEM 3.	LEGAL PROCEEDINGS	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II

PART III

PART I

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

ITEM 1. DESCRIPTION OF BUSINESS

Business History

Texhoma Energy, Inc. (“we,” “us,” the “Company”, and “Texhoma”), was originally formed as a Nevada corporation on September 28, 1998 as Pacific Sports Enterprises, Inc. Our business objective was to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league, and consequently the member teams ceased operating activities in 1999. Thereafter, we were dormant without any business operations until October 20, 2000.

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

SECURED TERM NOTE

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years from the Closing on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of October 23, 2007, the Contract Rate is nine and three-quarters percent (9.75%) per year, with the Prime Rate at seven and three-quarters percent (7.75%) as of October 23, 2007.

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

REGISTRATION RIGHTS AGREEMENT

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we have been unable to file to date, due to the fact that we are not current in our filings with the Commission; however, in November 2007, we entered into the First Amendment with Laurus (described below), pursuant to which Laurus agreed to amend the date we are required to gain effectiveness of the Registration Statement by, to April 30, 2008.

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

In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray Operating Company LLC (“Sunray”) of the following Leases:

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

•
Leases covering approximately 280 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 72.5% interest in the leases, subject to existing overriding royalty interests equal to 28% of 8/8. Texhoma simultaneously sold a 42.5% interest leaving a 30% interest.

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

We purchased the Leases from Sunray for aggregate consideration of $143,161, of which $113,161 was paid in cash and $30,000 was paid in the form of shares of our common stock, by the issuance of an aggregate of 375,000 units (each a "Unit"), which each include one (1) share of common stock and one (1) warrant, which entitles the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant, which Units were valued at $0.08 per Unit.  Approximately $50,000 remained due to Sunray in connection with the purchase of the Leases outstanding as of October 31, 2007.

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
•
60,000,000 options to purchase shares of the Company’s common stock, which have a cashless exercise provision, are valid for a period of three years from their grant date, and have an exercise price of greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant, which exercise price is equal to $0.02 per share.

On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (“Reiersen” and the “Reiersen Release”).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  Reiersen also agreed to cooperate fully with us in connection with any reasonable requests from us for a period of sixty (60) days from the date of the Reiersen Release, that we would not owe him any rights of contribution or indemnification in connection with any services he rendered on our behalf and that we would not owe him any other consideration other than what we agreed to provide him in connection with the Reiersen Release (as described in greater detail below).

In connection with the Reiersen Release, we agreed to pay Reiersen $2,500 within ten (10) business days of the parties entry into the Reiersen Release (which funds have not been paid to date), and issue Reiersen 250,000 restricted shares of our common stock, which shares have not been issued to date within ten (10) days of the parties entry into the Reiersen Release.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the “First Amendment”).  Pursuant to the First Amendment, Laurus agreed to:

(a)	waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007;

(b)
amend the terms of the Laurus Note to provide that a “Change of Control” of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space Lease

Effective June 11, 2007, we entered into a lease for office space at 100 Highland Park Village - Suite 200, Dallas, Texas. Pursuant to the office space lease, we agreed to rent approximately 80 square feet of office space for total monthly rent of $586 per month from the effective date of the agreement until June 30, 2008, and to rent another approximately 80 square feet of office space for total monthly rent of $1,675 starting September 1, 2007. Therefore, the total monthly rent due under the agreement will be $586 from June 11, 2007 until September 1, 2007, and $1,675 thereafter for the term of the agreement. The lease also includes approximately $500 of additional monthly expenses associated with internet access, telephone and fax costs and answering services per month.

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

Where applicable, the volumetric method was employed for determining the original quantities of hydrocarbons in place. Where sufficient geological data was available, structural maps were prepared to delineate each reservoir and isopachous maps were constructed to determine reservoir volumes. Electrical logs, core analysis, and other available data were used to prepare these maps as well as to determine representative values for porosity and interstitial water saturation. Reserves based upon volumetric calculations or other methods such as analogy with offset wells are usually subject to greater revision than those based upon production and/or pressure performance data. Therefore, it may be necessary to revise these estimates up or down in the future as more reliable engineering data becomes available.

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

ITEM 3. LEGAL PROCEEDINGS

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties other than those described below. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties, other than those described below.

The Company has been threatened with arbitration by ORX Resources, Inc. in connection with funds which ORX believes it is due in connection with fees and expenses owed by the Company in connection with the Clovelly Joint Venture.  Our former President and Director, Max Maxwell, formerly served as Vice President of ORX.  ORX has not filed any formal proceeding against the Company, and the Company hopes to work with ORX in this matter and avoid any formal legal proceedings.

Matrixx Resource Holdings Inc. (“Matrixx”) claims the Company owes it approximately $60,000 in connection with funds that it paid for a backend interest in two of the Company’s wells on its Manville property, which wells were eventually found to be dry. The Company believes however, that it does not owe Matrixx the return of any funds in connection with such payments, as the wells were dry and as such there was no interest to transfer to Matrixx. In addition, the Company believes that Matrixx owes it approximately $16,000 in connection with additional fees and expenses which were paid by the Company, but attributable to Matrixx’s interest, and which were in addition to the $60,000 previously paid by Matrixx. While the parties are currently in discussions regarding such debt and we have been threatened with litigation by Matrixx, neither the Company nor Matrixx has filed any formal legal proceedings in connection with such debts to date.

The Company is currently in discussions with its former Chief Executive Officer, former Chief Financial Officer, former Executive Chairman and former Director, Frank Jacobs regarding amounts owed on Mr. Jacobs Promissory Note, described herein and owed to Mr. Jacobs' company, Jacobs Oil & Gas Limited, as well as certain other issues relating to Mr. Jacobs’ prior services to the Company.  The Company has not filed any formal legal proceedings against Mr. Jacobs, but has not ruled out filing such proceedings in the future depending on the outcome of the Company’s discussions with Mr. Jacobs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the "pink sheets" published by the National Quotation Bureau under the symbol "TXHE". However, the fact that our securities have limited and sporadic trading on the pink sheets does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board, assuming that we are able to become current in our periodic filings with the Commission, of which there can be no assurance.  As of October 23, 2007, the Company had approximately 231,149,724 shares of common stock outstanding held by approximately 184 shareholders of record.

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we agreed to issue Valeska 10,000,000 shares of our restricted common stock and options to purchase 60,000,000 shares of our common stock at an exercise price of 110% of the trading value of our common stock on the grant date of such options, which options and shares have been issued as of the date of this report. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were be paid by the Company.

In connection with the Reiersen Release (described above), we agreed to issue Terje Reiersen 250,000 restricted shares of our common stock, which shares have not been issued to date within ten (10) days of the parties entry into the Reiersen Release.   We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance will not involve a public offering, the recipient will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

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

We currently believe that we can continue our operations for approximately the next six months with funds raised in June 2007, and anticipate needing to raise approximately $300,000 in the next twelve months to pay our current liabilities and maintain our current rate of monthly expenditures, of which there can be no assurance.  Additionally, due to the fact that the assets held by Texaurus are not generating the level of revenue as we originally anticipated, we may need to raise additional capital in Texaurus to repay the Laurus Note and/or for working capital purposes in the future, which funds may be raised through the sale of debt and/or equity in Texaurus.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

We reported revenues of $2,258,000 for the year ended September 30, 2006 compared with $0 for the year ended September 30, 2005.  These revenues are the result of our interest in various oil and gas properties purchased in March 2006 as well other interests we had previously obtained.

We had oil and gas exploration expenses of $4,003,000 for the year ended  September 30, 2006, as compared to $1,709,000 for the year ended September 30, 2005.  The oil and gas exploration expenses for the year ended September 30, 2006, were related to the joint operating costs of the producing properties as well as the write down of investments that proved to be non-producing and were abandoned.  In addition the future production of the Little White Lake Property was estimated to be less than the value originally anticipated and as such an impairment of $2,682,000 was recognized for the year ended September 30, 2006.  Oil and gas exploration expenses for the year ended September 30, 2005, solely consisted of expenses in connection with the operations of Black Swan, which have since been discontinued. Consequently expenses increased by $2,294,000 from the year ended September 30, 2005, to the year ended September 30, 2006.

Depletion of $1,302,000 was recorded for the year ended September 30, 2006 as compared with $0 for the year ended September 30, 2005.

We had total general and administrative expenses of $810,000 for the year ended September 30, 2006, compared to $1,123,000 for the year ended September 30, 2005, a decrease of $313,000 from the prior period.  The decrease in general and administrative expenses was in connection with our focus on domestic oil and gas exploration for the year ended September 30, 2006, compared to our focus on our Black Swan investment during the year ended September 30, 2005, which investment was eventually written off.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  As a result we recognized $1,065,000 in related stock accretion expense for September 30, 2006 as compared with $0 for the year ended September 30, 2005.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties and as a result earned $161,000 on these sales for the year ended September 30, 2006, as compared with $0 in the prior year.

We incurred net interest expense of $582,000 for the year ended September 30, 2006, mainly in connection with the payment of the Laurus Note as compared with no interest for the year ended September 30, 2005.

We incurred a net loss of $5,443,000 for the year ended September 30, 2006 as compared to a net loss of $2,832,000 for the year ended September 30, 2005, an increase in net loss of $2,611,000.  The main reason for the increase in net loss was the impairment of the Little White Lake property and other properties as well as interest expense and stock accretion expenses incurred in connection with our financing activities, offset by revenues earned from our producing properties in the year ended September 30, 2006, which revenues were not present during the year ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had total assets of $7,678,000, consisting of cash of $135,000 and restricted cash, in connection with the funding by Laurus, which cash is only distributable with the consent of Laurus of $355,000, net oil and gas properties of $5,342,000 and other assets of $1,145,000.

We had current liabilities of  $1,405,000 and a long term note payable of $8,381,000 at September 30, 2006.  Our current liabilities included notes payable due to affiliates of $603,000, which notes were payable to Capersia, Clover Capital and MFS Technology.

We had negative working capital of $215,000 and a retained deficit of $12,817,000 as of September 30, 2006.

For the year ended September 30, 2006, we had cash provided by operating activities of $402,000 and we used cash for investing activities of $11,191,000, which amount was used for the purchase of various oil and gas property interests.

We received $11,129,000 in cash provided by financing activities for the year ended September 30, 2006, through the placement of loans from Laurus and other sources, as well as the sale of our common stock  to raise funds for our investing activities.

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

Additionally, to continue our planned oil and gas operations the Company remains reliant on raising further equity funds and our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we or Texaurus do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we or Texaurus decide to purchase additional oil and gas properties and are required to raise additional financing, we may have to raise additional capital and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock, the common stock of Texaurus or additional shares of the common stock of Texaurus or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

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

We believe that the funds remaining from the sale of the Note to Laurus, the funds raised through the placement of new equity, and revenue received from the sale of oil and gas production will allow us to pay our outstanding liabilities and continue our business operations for at least the next six months, not including any amounts due on the Laurus Note and believe that we will require approximately $200,000 of additional funding to continue our business operations for the next 12 months. However, as described below, we cannot be sure that we will find any oil and/or gas on our properties in the future, our current properties will continue to produce, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the future sale of any oil and gas we may discover in the future.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 9.75% per year (as of October 23, 2007), which is due and payable on March 27, 2009, and which principal is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

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

WE HAVE BEEN CONTACTED BY THE SEC REGARDING OUR DEFICIENT PERIODIC FILINGS AND HAVE BEEN NOTIFIED THAT WE COULD BE SUBJECT TO AN ADMINISTRATIVE PROCEEDING TO REVOKE OUR REGISTRATION UNDER THE SECURITIES ACT OF 1934, AS AMENDED, WITHOUT NOTICE.

In November 2007, we were contacted via letter by the SEC in connection with our deficient periodic filings with the SEC.  The letter stated that if we were not current in our filing obligations with the SEC within fifteen days from the date of the letter, we could be subject to a proceeding by the SEC’s Division of Enforcement, pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), without notice, which would revoke our registration under the Exchange Act, and/or subject us to a trading suspension under Section 12(k) of the Exchange Act (the “Actions”).  We have been unable to speak directly with the SEC regarding this matter to date; however, our current management is committed to bringing our filings current with the SEC and has made progress during the past few months in filing our deficient filings (including this filing), and as such, we do not believe that we are a proper candidate of the Actions.  There is a risk however, that moving forward, the SEC could institute Actions against us without further notice, and may suspend and/or revoke the registration of our securities pursuant to Section 12(j) of the Exchange Act, and/or suspend or revoke the trading of our securities on the Pinksheets pursuant to Section 12(k) of the Exchange Act.  If either of the Actions were instituted by the SEC, and we were unable to avoid or stay such Actions, it would have a material adverse effect on the Company, could cause our securities to cease trading on the Pinksheets, and our shares would have little to no liquidity and/or could cause the value of any of our securities to become worthless.

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

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 27,200,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which vote 240,584,407 voting shares.  As a result, Mr. Simmons is able to vote 266,784,407 voting shares based on 471,734,131 voting shares outstanding (representing 231,149,724 shares of common stock outstanding and 240,584,407 shares of stock which the Series A Preferred Stock are able to vote) representing 56.5% of our outstanding voting shares. As a result, our Directors and officers will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons, Mr. Vesco and Mr. Onat may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Texhoma Warrant, pursuant to a Registration Rights Agreement, and we plan to register such shares pursuant to a Form SB-2 Registration Statement, once we become current in our filings with the Commission. We agreed pursuant to the Registration Rights Agreement to use our best efforts to file the Registration Statement by May 29, 2006 (60 days after the Closing) and to obtain effectiveness of such registration statement by September 25, 2006 (180 days after the Closing), neither of which deadlines we have met; however, pursuant to the First Amendment (described above), Laurus agreed to amend the date we are required to have gained effectiveness of the Registration Statement by, to April 30, 2008.. Moving forward, should we fail to obtain effectiveness of the registration statement, and such failure is deemed to be a default under the Note, we could be forced to pay penalties to Laurus. As a result, we could be forced to abandon or scale back our current planned operations and/or raise additional capital, which could cause substantial dilution to our existing shareholders.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Texhoma Energy, Inc.

We have audited the accompanying consolidated balance sheets of Texhoma Energy, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years  in the two-year period ended September 30, 2006.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texhoma Energy, Inc. as of September 30, 2006 and 2005, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GLO CPAs, LLP
GLO CPAs, LLP
Houston, Texas
November 7, 2007

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and September 30, 2005

ASSETS	September 2006	September 2005

Current Assets
Cash and cash equivalents	$134,852	$149,805
Restricted cash	355,025	-
Accounts receivable-miscellaneous	378,415	-
Accounts receivable-net oil and gas production	322,402	-

Total Current Assets	1,190,694	149,805

Oil and Gas Properties, net of depletion of $1,301,574 at September 30, 2006	5,342,314	-

Other Assets	1,145,328	-

TOTAL ASSETS	$7,678,336	$149,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$414,483	$27,449
Accrued expenses	387,428	122,509
Notes payable related parties	603,432	1,045,000

Total Current Liabilities	1,405,343	1,194,958

Long term notes payable	8,381,471	-

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 181,662,252 and 106,812,252 shares issued and outstanding at September 30, 2006 and 2005, respectively	181,662	106,812
Additional paid-in capital	10,527,155	6,222,794
Retained deficit	(12,817,295)	(7,374,759)

Total Stockholders’ Equity	(2,208,894)	(1,045,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,678,336	$149,805

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2006 and 2005

	2006	2005
Revenues
Oil and gas interests	$2,258,425	$-

Total revenues	2,258,425	-

Operating expenses:
Oil and gas exploration	4,003,313	1,709,441

Gross Margin	(1,744,888)	(1,709,441)

Depletion	1,301,574	-
General and administrative expenses	809,612	1,122,805

Operating income (loss)	(3,856,074)	(2,832,246)

Other income (expenses):
Research and development	-	-
Stock accretion expense	(1,165,211)	-
Foreign currency exchange	(211)	-
Gain on sale of working interest promote	161,429	-
Interest income	18,947	-
Interest expense	(601,416)	-

Total other income (expense)	(1,586,462)	-

Income (loss) before income taxes	(5,442,536)	(2,832,246)

Net income (loss)	$(5,442,536)	$(2,832,246)

Weighted average common shares outstanding	142,059,991	97,936,239

Basic earnings (loss) per share:	$(0.04)	$(0.03)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended September 30, 2006 and 2005

						Paid-In			Total
						Capital			Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]
Balance, September 30, 2004	30,875,996	$30,876			$3,756,886	$180,000	$402,390	$(4,542,513)	$(172,361)

Transfer of Preferred Stock Paid in Capital and									-
Contributed Capital to Paid in Capital					582,390	(180,000)	(402,390)		-
Shares issued for services, October 5,2004 at $0.075 per share	6,336,256	6,336			468,883				475,219
Shares issued for services, October 5,2004 at $0.075 per share	7,600,000	7,600			562,400				570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000			258,441				314,441
Shares issued, March 7, 2005 at $0.10 per share	2,000,000	2,000			198,000				200,000
Shares issued, August 20, 2005 at $0.10	2,000,000	2,000			198,000				200,000
Shares issued, September 18, 2005 at $0.10 per share	2,000,000	2,000			198,000				200,000
Correction for prior years rounding					(206)				(206)
Net (loss) at September 30, 2005								(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	(7,374,759)	(1,045,153)

See accompanying summary of accounting policies and notes to financial statements

Shares issued, February 6, 2006 at $0.04 per share	2,000,000	2,000			78,000				80,000
Shares issued, March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500				1,500,000
Shares issued, March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500				300,000
Shares issued, April 10, 2006 for loan conversion at $0.04 per share	4,000,000	4,000			156,000				160,000
Shares issued, May 22, 2006 for loan conversion at $0.04 per share	18,375,000	18,375			716,625			-	735,000
Shares issued, May 31, 2006 for asset purchase at $0.08 per share	375,000	375			29,625				30,000
Shares issued, June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, June 19, 2006 at $0.08 per share	250,000	250			19,750				20,000
Shares issued, June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075				154,000
Shares issued, July 6, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, September 25, 2006 at $0.08 per share	625,000	625			49,375				50,000
Shares issued, September 28, 2006 for employee services at $0.08 per share	300,000	300			24,700				25,000
Net (loss) at September 30, 2006								(5,442,536)	(5,442,536)
Stock accretion for warrants					1,165,211				1,165,211
Balance, September 30, 2006	181,662,252	181,662	-	-	10,527,155	-	-	(12,817,295)	(2,108,478)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities: Net loss	$(5,442,536)	$(2,832,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	1,301,574	-
Depreciation and amortization	162,864	-
Stock issued for services	25,000	1,045,012
Stock based compensation	-	-
Stock accretion expense	1,165,211	-
Oil and gas exploration costs	3,590,082	1,709,441

Change in assets and liabilities:
Accounts receivable	(700,817)	-
Accounts payable	387,034	(13,912)
Accrued expenses	264,919	(8,490)
Other	(351,578)	-
Net cash provided by (used in) operating activities	401,753	(100,195)

Cash flows from investing activities:
Investment in Black Swan	-	(1,395,000)
Oil and gas property investments	(11,190,584)
Other assets	-	-
Net cash used in investing activities	(11,190,584)	(1,395,000)

Cash flows from financing activities:
Loans from affiliates	413,432	1,045,000
Loan repayment to affiliates	(105,000)	-
Notes payable proceeds	11,250,000	-
Repayment of notes payable	(2,723,529)	-
Stock issued for asset purchase	1,610,000	-
Proceeds from issuance of common stock	684,000	600,000
Net cash provided by financing activities	11,128,903	1,645,000

Increase in cash and cash equivalents	340,072	149,805
Cash and cash equivalents at beginning of period	149,805	-
Cash and cash equivalents at end of year	$489,877	$149,805

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

Restricted Cash – Texaurus maintains the residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus may request authorization from Laurus for access to these funds for the consummation of acquisitions of oil and gas assets.   In addition,  the note repayment terms of the Laurus funding, provide that 80% of the net oil and gas receipts shall be used to repay interest and  principal on the then outstanding note balance.  Laurus is authorized to transfer such funds to its account, where it is held and applied to the accrued interest and note payable.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the Barnes Creek leasehold were 73,310 barrels of oil with 62,364 remaining at September 30, 2006, the property was depleted at the rate of 14.9% for the period of acquisition through year end.  The Edgerly leasehold had total proven reserves of 210,574 barrels of oil and an estimated remaining 199,526 barrels, and depletion of 4.9% was reported for the year ended September 30, 2006.  The Little White Lakes leasehold purchased effective April 1, 2006 had total estimated proven reserves of 27,673 with 21,919 estimated remaining at September 30, 2006 with reported depletion of 20.8%.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,466,000 deferred income tax asset at September 30, 2006 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $931,000 is related to the net operating loss generated for the year ended September  30, 2006.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

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

Share-Based Payment - In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation (FAS 123(R)), which supersedes APB 25. Accordingly, Texhoma is  required to measure all stock-based compensation awards using a fair value method and recognize such expense in its financial statements as services are performed. In addition, the adoption of FAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FAS No. 123(R) became effective for small business issuers as of the first interim or annual reporting period that begins after December 31, 2005.

The effects of the adoption of FAS No. 123(R) on Texhoma’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhoma’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award.. In addition, Texhoma utilizes restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhoma’s common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee

Non-monetary Exchange - In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (FAS 153), The amendments made by FAS  153 eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement became effective for non-monetary asset exchanges occurring in Texhoma’s fourth quarter of 2005. The adoption of FAS  153 did not have a material impact on Texhoma’s financial statements.

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

At the time of the acquisition of Black Swan by Texhoma, the shareholders of Black Swan were then comprised of Texhoma (40%), Dormley Pty. Ltd. (36%), Capersia Pte. Ltd. (14%) and Nuenco NL (10%), respectively.  In January 2005, Capersia and Dormley acquired Nuenco’s interest.  Due to the ownership division, although Texhoma was a minority percentage owner, the Company controlled the majority of the joint venture and as such reported its interest on a consolidated basis.  As a result of the unsuccessful outcome the investment was expensed in the third quarter 2005.  The acquisition of Black Swan was recorded by Texhoma at $464,441, based upon its 40% ownership interest, which amount was included in the June 30, 2005 write down during the year ended September 30, 2005.

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

On January 20, 2006, we divested our shareholding in Black Swan Petroleum Pty. Ltd. and Black Swan Petroleum (Thailand) Limited by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to further sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. However, the Company has learned that Black Swan has deregistered itself as an active company in Australia and Black Swan Thai has gone into voluntary receivership with little chance of the Company receiving any further benefit from the divestment

3.  PROPERTY AND EQUIPMENT

Texhoma  and its subsidiary, Texaurus Energy, Inc. acquired oil and gas leasehold properties at a cost  of $11.191 million during the year ended September 30, 2006.  During the year $916,000 of those acquisitions proved to be unsuccessful and were written off for the financial statement presentation.  In addition, third party engineering reports projected that the future value of the Little White Lake interest retained significantly less future value than was reflected in the depleted amount per the balance sheet at September 30, 2006 and as such recorded an impairment of $2,682,000 for the year.

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

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at $0.04 cents per share and expiring in five years.  The warrants were issued to Energy Capital Solutions in consideration for raising capital for the Company.  In addition, up to 10,625,000 warrants to purchase Texhoma common stock at $0.04 per share, expiring in five years, as well as 961 warrants at $0.001 per share to purchase common shares of Texaurus Energy, Inc., a wholly owned subsidiary of Texhoma, at any time following Texhoma’s repayment of all obligations were issued to Laurus Master Fund Ltd.

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

In June 2006, the Company accepted subscriptions for 3,175,000 shares of its common stock at $0.08 share for $254,000 in cash.  The Company also granted warrants to purchase 3,175,000 shares at $0.15 per share expiring in one year.

In June 2006, the Company accepted subscriptions for 1,000,000 shares of our common stock at $0.08 per share for $80,000 in cash and the Company also granted warrants to purchase 1,000,000 shares with an exercise price of $0.15 per share expiring in one year.

In conjunction with the acquisition of three of the Sunray properties, we issued 375,000 shares of common stock and granted warrants to purchase 375,000 shares at an exercise price of $0.15 per share expiring in one year.

In July 2006 the Company accepted subscriptions for 1,000,000 shares of our common stock at $0.08 per share for $80,000 in cash and the Company also granted warrants to purchase 1,000,000 shares with an exercise price of $0.15 per share expiring in one year.

In September, 2006 the Company accepted subscriptions for 625,000 shares of our common stock at $0.08 per share for $50,000 and the Company also granted warrants to purchase 625,000 shares with an exercise price of $0.15 per share expiring in one year.

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company and as a result, In connection with monies we owed Mr. Alexander in director and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash.

5.  STOCK OPTIONS

On June 1, 2006, the Company's Board of Directors approved the grant of an aggregate of 10,000,000 options to the Company's then officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan (the "Plan"). All of the options were at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. The options were granted to the following individuals in the following amounts:

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

The following is a summary of the option activity during the year ended September 30, 2006:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2005	-	-
Granted	12,000,000	$0.13
Balance at September 30, 2006	12,000,000	$0.13

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

During the third quarter, we granted a total of 12,000,000 options  to purchase shares at $0.13 per share to our employees, directors and consultants 2,000,000 of which had a term of three years, and 10,000,000 of which had a term of the earlier of (a) three years, or (b) three months from the date of such employees and directors termination of employment with the Company. As of  September 30, 2006,  2,500,000 of the options were vested. Based on our knowledge as of the date of this filing, we have applied a forfeiture rate of 90% to the vested options.  We  accrued $12,964 in expense for options in our current financial statements. The trading price of our stock was $0.09 per share on September 30, 2006.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 127%, weighted-average expected life of two years and no expected dividend yield, resulted in a fair value per option of $0.0518.

6.  ACQUISITIONS

On November 5, 2004, the Board of Directors completed the agreement with Capersia Pte. Ltd. to acquire a 40% interest of Black Swan Petroleum Pty. Ltd. (“Black Swan”) for 14,000,000 new investment shares (56,000,000 shares subsequent to the forward split explained above) of Texhoma common stock.  As previously described above, Texhoma recorded the value of this acquisition at $464,441, and the Company has since disposed of its interest in Black Swan.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture.”  On February 2, 2006, we executed a Sale and Purchase Agreement (the “Clovelly SPA”) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana.  We funded Clovelly SPA through a Joint Operating Agreement, the issuance to Sterling Grant of 2,000,000 shares of Company common stock and payment of $15,000.

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

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement and a Registration Rights Agreement, issued a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; and sold Laurus a Secured Term Note in the amount of $8,500,000 as well as various other agreements.  Additionally, in connection with the closing, we issued Laurus Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock and up to 49% of Texaurus’ common stock.

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at $0.04 cents per share and expiring in five years.  The warrants were issued to Energy Capital Solutions for raising capital for the Company.

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


Leases covering approximately 280 acres of land in Brazoria County, Texas. In the purchase, Texhoma acquired an undivided 72.5% interest in the leases, subject to existing overriding royalty interests equal to 28% of 8/8. Texhoma simultaneously sold a 42.5% interest leaving a 30% interest.


Texhoma declined to participate in the purchase of the leases covering approximately 80 acres in Brazoria County. In September 2006, this well was a dry hole and participation in subsequent wells was declined.  However, Texhoma continues to hold a 12.5% back in Working Interest.

	Two leases for another 160 acre site and a 60 acre site which were subsequently declined by Texhoma, retaining a 12.5% back in Working Interest.

In conjunction with the acquisition of three of the Sunray properties, we issued 375,000 shares of common stock and granted warrants to purchase 375,000 shares of common stock at an exercise price of $0.15 per share expiring in one year.  Subsequent to the acquisition of the Sunray properties, we executed an agreement to sell a percentage of our working interest in the properties to Matrixx, thereby reducing our cash investment and liability for future cash calls.  Additionally, we agreed to pay Sunray $113,161 in cash, of which $50,624 remained outstanding as of October 31, 2007.

In September 2006, drilling on the properties acquired in the Sunray agreement proved to be unsuccessful and the investment was retired.

7. RELATED PARTIES

Texhoma, Black Swan, and Black Swan Thai had management and directors in common with its shareholders. At the end of 2004, Mr. Frank Jacobs was a director and the CEO of Black Swan and Black Swan Thai and on January 25, 2005 became a director and the CEO of Texhoma Energy, Inc., and has subsequently resigned.  Mr. Brian Alexander was the CFO of Black Swan and Black Swan Thai as well as a director and the CFO of Texhoma; however Mr. Alexander has subsequently resigned.

On October 1, 2003 the Company had approximately $7,300 of outstanding advances payable to Henry Rolling, a former officer.  On September 30, 2004 the Company received further advances of $431,000 from Mr. Rolling and subsequently issued 5,177,488 shares of its common stock for the settlement of $350,000 of advances payable.

During the three months ended December 31, 2004, $161,700 of debt was settled by the issuance of 6,336,256 post split shares of common stock, which left an approximately $18,000 consulting fee outstanding payable to a former director of Texhoma, which amount has subsequently been written off.

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note, see Note 8 for additional information.

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture," of which ORX Resources, Inc. is the Operator. Our former President and Director Max Maxwell served as Vice President of the Operator at the time we entered into the participation agreement.  On February 14, 2006 the Company increased its working interest to 11% through the purchase of a further 5% working interest in this property from Sterling Grant.  We funded this additional interest through a Joint Operating Agreement, issuance to Sterling Grant of 2,000,000 shares of Texhoma common stock at $0.04 per share and payment of $15,000.

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

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed  $895,000  to  LOGI  as  of  the  date  of the Debt Conversion Agreement in connection  with  money  advanced to the Company in March 2005 for the fulfillment of   a portion of the cash call commitments for the drilling by Black Swan Thai.  Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000  of  the  $895,000 of  which  LOGI was owed into an aggregate of 4,000,000 shares  (or  one  (1)  share  for  each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. Mr. Max Maxwell, our former President is a 50% owner of LOGI.

On  May  15,  2006, LOGI provided the  Company  notice  of its desire to convert its $735,000 Promissory Note, which amount remained from LOGI’s Debt Conversion Agreement entered into with Texhoma in April 2006, into  18,375,000  shares  of  the  Company's  common  stock  and  as  a result of such conversion, which shares were subsequently issued to LOGI.

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

All options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%.  Options of 4,000,000 were granted to Max Maxwell and Frank Jacobs, and options of 1,000,000 were granted to Brian Alexander, and Terje Reiersen.  On June 7, 2006, the Board of Directors approved the grant of an additional 1,000,000 options to Peter Wilson, which amount was later amended to include 2,000,000 options, which expire if unexercised on June 1, 2009.

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

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

Mr. Maxwell resigned from the Company on May 1, 2007, did not exercise any of his option rights and as a result all option grants expired on August 1, 2007.  Frank Jacobs resigned on June 14, 2007 and his options expired unexercised on September 14, 2007.

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Corp.

In July 2007, 500,000 shares were issued to Mr. Ibrahim Nafi Onat in consideration for his entry into a consulting agreement with us.

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

As discussed earlier, in March 2005, the Company received $895,000 from LOGI to fund Black Swan Thailand oil and gas exploration.  This loan was later converted into 22,375,000 shares of common stock in accordance with the agreement between the Company and LOGI (See Related Party).

The Laurus Master Fund, Ltd (“Laurus”) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note.

In conjunction with the purchase of the Little White Lake oil and gas property, we executed a short term note payable with Polaris Capital in the amount of $2,500,000 to be repaid through the funding provided by Laurus.  The note was repaid in April 2006 from the funds received from Laurus.

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

On April 10, 2006, the Company entered into a convertible note with LOGI evidencing the $735,000 of debt which remained outstanding. The convertible note provided that LOGI could convert the $735,000 debt into Company common stock at the rate of one share of common stock for each $0.04 of outstanding debt.  In May  2006, LOGI converted  the $735,000 remaining under the Promissory Note into 18,375,000 shares of the Company's common stock.

9.  NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods presented.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.  Because we report net losses, the inclusion of options and warrants in the calculation would be anti-dilutive, and they are excluded from the computation presented in the financial statements.

10.  WARRANTS

The following is a summary of the warrant activity during the year ended September 30, 2006:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2005	-	-
Granted	11,687,500	$0.04
Granted	5,175,000	$0.15
Outstanding at September 30, 2006	16,862,500	$0.074

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

During the year, we granted 4,800,000 warrants in conjunction with subscriptions of our common stock,.  Another 375,000 warrants were granted as part of the consideration given for the Sunray purchase.  Additionally, a total of 11,687,500 warrants were granted to Laurus and related parties in conjunction with the $8,500,000 funding to further our oil and gas property acquisitions.

The trading price of our stock was $0.09 per share on September 30, 2006.  Warrants were originally issued at $0.04 and $0.15 per share with a weighted average price of $0.074 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 127%, weighted-average expected life of 3.1 years and no expected dividend yield, resulted in a fair value per warrant of $0.0701.

The fair value of the warrants granted and vested during the year, based upon the Black-Scholes option pricing model was $1,165,211 and as such we reflected the expense incurred in our current financial statements.

The earnings per share presentation reflects only the weighted average loss per share, because including the warrants when a loss is being reported has an anti-dilutive effect on earnings (loss) per share calculations.

11. COMMITMENTS AND CONTINGENCIES

As discussed previously, management wound down Black Swan’s operations in Thailand and Australia after unsuccessful drilling in the Concession.  A determination has not been made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

12.  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding the oil and gas activities of Texhoma Energy, Inc. is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Standards (“SFAS”) No. 69, Disclosures About Oil and Gas Producing Activities.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Texhoma’s reserves. Texhoma emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on a year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs at September 30, 2006 relating to Texhoma's crude oil and natural gas producing activities, including asset retirement costs and related accumulated DD&A are shown below:

Unproved properties	$-
Proved properties	9,318,395
Less accumulated DD&A and impairment reserve	3,983,768

Net capitalized costs	$5,334,627

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Texhoma's crude oil and natural gas acquisition, exploration and development activities are shown below:
September 30, 2006

Property acquisition
Unproved	$-
Proved	9,318,395
Exploration	916,000
Development	-

Total costs incurred	$10,234,395

September 30, 2005

Property acquisition
Unproved	$-
Proved	-
Exploration	1,709,234
Development	-

Total costs incurred	$1,709,234

Results of Operations for Producing Activities

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and Natural Gas Liquids (“NGLs”). The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include Depletion, Depreciation & Amortization (“DD&A”) allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided at September 30, 2006. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	2006	2005
Net revenue from production	$2,258,425	$-

Production costs	1,321,119	-
DD&A	1,301,574	-
Impairment reserve	2,682,194	-

Total costs	5,304,887	-

Loss before income tax	(3,046,462)	(-)

DD&A rate per Barrel of Oil Equivalency “BOE”	4.18	n/a

DD&A and impairment rate per BOE	12.79	n/a

Proved Reserves

The following reserve schedule summarizes Texhoma's net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by RA Lenser & Associates, Inc., independent petroleum engineers.

Proved reserves:	Equivalent bbls
Balance - September 30, 2005	-
Revisions of previous estimates	-
Purchases of minerals in place	311,558
Extensions, discoveries and other additions	-
Production	(27,750)

Balance, September 30, 2006	283,808

Standardized Measure of Discounted Future Net Cash Flows

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continent of the United States. As prescribed by this statement, the amounts shown are based on prices and costs at September 30, 2006, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits and carryforwards. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil producers.

Future cash inflows	$16,014,020
Future production costs	(3,299,660)
Future development costs	(542,250)
Future income tax expenses	(-)

Future net cash flows	12,172,110
10% annual discount for estimated timing of cash flows	3,486,959

Standardized measure of discounted future cash flows	$8,685,151

The standardized measure of discounted future net cash flows as of September 30, 2006 was calculated using $62.91 per barrel of oil and $6.42 per thousand cubic feet (“mcf”) of gas.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Texhoma's proved crude oil reserves, as required by SFAS No. 69, at September 30, 2006 are set forth in the table below. There was no production or proved reserves for the year ended September 30, 2005.

Standardized measure of discounted future net cash flows
September 30, 2005	$-
Purchases of minerals in place	9,996,000
Changes in estimated future development costs	(81,000)
Sales of oil and gas, net of production	(937,000)
Revisions of previous quantity estimates	(615,000)
Accretion of discount, other	337,000
Standardized measure of discounted future net cash flows
September 30, 2006	$8,685,000

13. SUBSEQUENT EVENTS

On October 10, 2006, ORX Resources, Inc., operator of the Clovelly Prospect well, notified Texhoma that the jointly owned well had been plugged and abandoned on September 23, 2006.

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.

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

The Company also entered into a Security Agreement with Mr. Jacobs pursuant to which the Company assigned 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Jacobs as security for the money that is owed to Mr. Jacobs under the Jacobs' Note.

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in consideration for $60,000.

In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, a Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

In June 2007, 18,000,000 shares of our common stock were purchased  at $0.0125 per share by Hobart Global Ltd., a British Virgin Islands corporation in exchange for $225,000.

In July 2007, additional shares of common stock were sold to Camecc A/S, a Norwegian company for $12,500 or $0.0125 per share and another 500,000 shares were issued to Mr. Ibrahim Nafi Onat in consideration for his entry into a Consulting Agreement with us.

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

60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and had an exercise price of $0.02 per share which was greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

14. GOING CONCERN ISSUES

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company incurred net losses from operations of $5, 443,000 for the current fiscal year and has incurred $12,817,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during fiscal years ended September 30, 2006, 2005, and 2004.  The table above does not reflect the salaries of Mr. Vesco or Mr. Simmons, our current executive officers as such executive officers were not officers of the Company during any of the years presented in the table below. The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

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

(D) Mr. Jacobs was granted an aggregate of 4,000,000 Non-Qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months as long as Mr. Jacobs was employed by the Company, and as such Mr. Jacobs vested 2,000,000 Options prior to his resignation from the Company on June 14, 2007.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options expired unexercised on September 14, 2007.  The Options were issued above the market price of the Company’s common stock on the date of issuance, and are currently well above the Company’s trading price on the Pinksheets, and as such the issuance of such Options have been given no value in the table above.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of October 24, 2007 and by our officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	Common Stock(1)		Percentage	Shares of Common Stock the Holder of our Series A Preferred Stock is able to Vote		Total Voting Percentage Including Preferred Stock Outstanding(2)

William M. Simmons	87,200,000	(3)	30.0%	240,584,407	(4)	61.6%
President and Director
100 Highland Park Village
Dallas, Texas 75205

Daniel Vesco	-	(5)	0.0%	-		0.0%
Chief Executive Officer and Director
100 Highland Park Village
Dallas, Texas 75205

Ibrahim Nafi Onat	500,000		0.2%	-		0.1%
Director
100 Highland Park Village
Dallas, Texas 75205

Valeska Energy Corp. (6)	86,200,000		29.6%	240,584,407	(7)	61.5%
1000 Guadalupe Street #3A
Kerrville, Texas 78028

Capersia Pte. Ltd. (8)	30,000,000	13.0%	-	6.4%
96A Club Street
Singapore 069464

Structured Capital Corporation (9)	19,350,000		8.4%	-		4.1%
c/o Gordon Rees L.L.P.
1900 West Loop, Suite 1100
Houston, Texas 77027

Lucayan Oil and Gas Investments, Ltd. (10)	18,500,000		8.0%	-		3.9%

Hobart Global Ltd. (11)	18,000,000		7.8%	-		3.8%
116 Main Street, B.V.I.

Polaris Holdings, Inc. (12)	12,000,000		5.2%	-		2.5%
2411 Fountainview Dr. #120
Houston, Texas 77057

All of the Officers and Directors as a Group (3 persons)	87,700,000	(3)(5)	30.1%	240,584,407	(4)	55.5%

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Based on 497,934,131 total voting shares, including 23,1149,724 shares of common stock outstanding as of October 24, 2007 and one thousand (1,000) shares of Series A Preferred Stock outstanding, which is able to vote in aggregate, voting as a group, an amount of voting shares equal to 51% of our total voting shares.

(3) Includes 1,000,000 shares which Mr. Simmons owns directly, 26,200,000 shares of common stock, and 60,000,000 warrants to purchase shares of our common stock at an exercise price of $0.02 per share, which Mr. Simmons is deemed to beneficially own through Valeska Energy Corp. (“Valeska”), of which he serves as the President.

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

(6) William M. Simmons, the President and a Director of the Company, is the President of Valeska and is deemed to beneficially own the shares of common and preferred stock held by Valeska.  Valeska holds 26,200,000 shares of common stock, 60,000,000 warrants to purchase shares of our common stock at an exercise price of $0.02 per share, and one thousand (1,000) shares of Series A Preferred Stock which voting in aggregate are able to vote an amount of voting shares equal to 51% of our outstanding voting stock

(7) Includes one thousand (1,000) shares of Series A Preferred Stock which are held by Valeska, which voting in aggregate are able to vote an amount of voting shares equal to 51% of our outstanding voting stock.

(8) The beneficial owner of Capersia Pte. Ltd. is Sino Atlantic Limited (“Atlantic”) and the Director of Capersia Pte. Ltd. is Richard N. Wilson.

(9) The beneficial owner of Structured Capital Corporation is Jostein  Hauge.

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

On October 27, 2004, the Company entered into a Share Sale and Purchase Agreement (the "Agreement") to acquire a 40% shareholding in the capital of Black Swan Petroleum Pty. Ltd. ("BSP"), which held a 100% interest in Block B7/38, a Petroleum Exploration Concession (the "Petroleum Concession") in offshore Thailand. In connection with the Agreement, the Company agreed to issue 56,000,000 shares of common stock and to pay $150,000 to Capersia Pte. Ltd. ("Capersia"). At the time of the Company's entry into the Agreement, Capersia was 50% owned by our former Chief Executive Officer and Director, Frank A. Jacobs', brother Peter Jacobs, and 50% owned by Mr. Jacobs' wife, Anna Jacobs.

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per share.

On or about December 10, 2005, the Company entered into a participation agreement with the "Clovelly Joint Venture," of which ORX, whom our former President and Director, Max Maxwell used to serve as Vice President and served as a Director of at the time of the parties entry into the agreement, is the Operator. The Company agreed to a 6%-participation in the drilling of the Allain Lebreton #2 well on a prospect close to the existing Clovelly oil and gas field in Louisiana. On February 14, 2006, the Company announced it had increased its working interest to 11% through the purchase of a further 5% working interest in this prospect.

On January 20, 2006, we divested our shareholding in Black Swan Petroleum Pty. Ltd. and Black Swan Petroleum (Thailand) Limited by transferring such shares to Pacific Spinner Limited. Pacific Spinner had, pursuant to a Letter Agreement, agreed to use its best efforts to further sell such shares and to pay us 20% (twenty percent) of any proceeds received from such sale. However, the Company has learned that Black Swan has deregistered itself as an active company in Australia whilst Black Swan Thai has gone into voluntary receivership with little chance of the Company receiving any further benefit from the divestment.

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

On June 1, 2006, the Company's Board of Directors approved the grant of an aggregate of 10,000,000 options to the Company's then officers, Directors and employees, pursuant to the Company's 2006 Stock Incentive Plan (the "Plan"). All of the options were granted at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. The options were granted to the following individuals in the following amounts:

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

Subsequent Events

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
•
60,000,000 options to purchase shares of the Company’s common stock, which have a cashless exercise provision, are valid for a period of three years from their grant date, and have an exercise price of greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant, equal to $0.02 per share.

ITEM 13. EXHIBITS

A)           THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS ANNUAL REPORT.

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32*	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33*	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed a report on Form 8-K on July 13, 2006, to report our closure of certain of the previously reported participation agreements with Sunray Operating Company LLC.

We filed a report on Form 8-K/A on September 21, 2006, to include updated financial statements for our acquisition of Black Swan, and updated disclosure in connection therewith.

We filed a report on Form 8-K on September 22, 2006, to report the departure of Brian Alexander as a Director of the Company, the results of a shareholder meeting which occurred on September 20, 2006, and our filing of an amendment to our Articles of Incorporation to increase our authorized shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During fiscal year ended September 30, 2006, the Company incurred approximately $69,736 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2006 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2006.

During the fiscal year ended September 30, 2005, the Company incurred approximately $75,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2005 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2005.

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
Date: November 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	November 9, 2007
Chief Financial Officer,
(Principal Financial Officer) and
Director
/s/ William M. Simmons
William M. Simmons	President,	November 9, 2007
Secretary, Treasurer and
Director