Form 10QSB
period 2006-12-31
TEXHOMA ENERGY INC
filed 2007-11-16
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended December 31, 2006

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

At November 8, 2007 there were 231,149,724 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and September 30, 2006

ASSETS	December 2006	September 2006
	(unaudited)
Current Assets
Cash and cash equivalents	$9,798	$134,852
Restricted cash	237,765	355,025
Accounts receivable-miscellaneous	226,229	378,415
Accounts receivable-net oil and gas production	327,055	322,402

Total Current Assets	800,847	1,190,694

Oil and Gas Properties and related assets, net of depletion and depreciation of $1,519,039 and $1,301,574 at December 31, 2006 and September 30, 2006, respectively	5,133,749	5,342,314

Other Assets	881,610	1,145,328

TOTAL ASSETS	$6,816,206	$7,678,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$346,405	$414,483
Accrued expenses	310,422	387,428
Notes payable related parties	588,432	603,432

Total Current Liabilities	1,245,259	1,405,343

Long term notes payable	8,261,214	8,381,471

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 181,662,252 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	181,662	181,662
Additional paid-in capital	9,998,026	10,527,155
Retained deficit	(12,869,955)	(12,817,295)

Total Stockholders’ Equity	(2,690,267)	(2,108,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,816,206	$7,678,336

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2006 and 2005

	December
	2006	2005
Revenues	(unaudited)	(unaudited)

Oil and gas interests	$477,665	$-

Total revenues	477,665	-

Operating expenses:
Oil and gas exploration	106,737	-

Gross Margin	370,928	-

Depletion and depreciation	217,465	-
General and administrative expenses	246,061	70,676

Operating income (loss)	(92,598)	(70,676)

Other income (expenses):
Loss on investment	(196,000)	-
Stock accretion expense	529,129	-
Foreign currency exchange	-	-
Gain on sale of working interest promote	-	-
Interest income	4,077	-
Interest expense	(297,268)	-

Total other income (expense)	39,938	-

Income (loss) before income taxes	(52,660)	(70,676)

Net income (loss)	$(52,660)	$(70,676)

Weighted average common shares outstanding	181,662,252	106,812,252

Basic earnings (loss) per share:	$0.00	$(0.00)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended December 31, 2006 and for the year ended September 30, 2006

						Paid-In			Total
						Capital			Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]
Balance, September 30, 2004	30,875,996	$30,876			$3,756,886	$180,000	$402,390	$(4,542,513)	$(172,361)

Transfer of Preferred Stock Paid in Capital and									-
Contributed Capital to Paid in Capital					582,390	(180,000)	(402,390)		-
Shares issued for services, October 5,2004 at $0.075 per share	6,336,256	6,336			468,883				475,219
Shares issued for services, October 5,2004 at $0.075 per share	7,600,000	7,600			562,400				570,000
Restricted shares issued for acquisition of business, November 4, 2004	56,000,000	56,000			258,441				314,441
Shares issued, March 7, 2005 at $0.10 per share	2,000,000	2,000			198,000				200,000
Shares issued, August 20, 2005 at $0.10	2,000,000	2,000			198,000				200,000
Shares issued, September 18, 2005 at $0.10 per share	2,000,000	2,000			198,000				200,000
Correction for prior years rounding					(206)				(206)
Net (loss) at September 30, 2005								(2,832,246)	(2,832,246)
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	(7,374,759)	(1,045,153)

See accompanying summary of accounting policies and notes to financial statements

Shares issued, February 6, 2006 at $0.04 per share	2,000,000	2,000			78,000				80,000
Shares issued, March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500				1,500,000
Shares issued, March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500				300,000
Shares issued, April 10, 2006 for loan conversion at $0.04 per share	4,000,000	4,000			156,000				160,000
Shares issued, May 22, 2006 for loan conversion at $0.04 per share	18,375,000	18,375			716,625			-	735,000
Shares issued, May 31, 2006 for asset purchase at $0.08 per share	375,000	375			29,625				30,000
Shares issued, June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, June 19, 2006 at $0.08 per share	250,000	250			19,750				20,000
Shares issued, June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075				154,000
Shares issued, July 6, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, September 25, 2006 at $0.08 per share	625,000	625			49,375				50,000
Shares issued, September 28, 2006 for employee services at $0.08 per share	300,000	300			24,700				25,000
Net (loss) at September 30, 2006								(5,442,536)	(5,442,536)
Stock accretion for warrants					1,165,211				1,165,211

Balance, September 30, 2006	181,662,252	181,662	-	-	10,527,155	-	-	(12,817,295)	(2,108,478)

Net (loss) at December 31, 2006								(52,660)	(52,660)
Stock accretion for warrants					(529,129)				(529,129)

Balance at December 31, 2006	181,662,252	181,662			9,998,026			(12,869,955)	(2,690,267)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
For three months ended December 31, 2006 and 2005

	December 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities: Net loss	$(52,660)	$(70,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	216,083	-
Depreciation and amortization	81,100	-
Stock issued for services	-	-
Stock accretion expense	(529,129)	-
Oil and gas exploration costs	-	-

Change in assets and liabilities:
Accounts receivable	147,532	-
Accounts payable	(68,077)	5,228
Accrued expenses	(77,006)	17,000
Other	(12,000)	-
Net cash provided by (used in) operating activities	(294,157)	(48,448)

Cash flows from investing activities:
Oil and gas property investments and related	(8,900)
Decline in value of Morgan Creek Energy investment	196,000	-
Net cash provided by investing activities	187,100

Cash flows from financing activities:
Loans from affiliates	-
Loan repayment to affiliates	(15,000)	(100,000)
Notes payable proceeds	-
Repayment of notes payable	(120,257)
Stock issued for asset purchase	-
Proceeds from issuance of common stock	-
Net cash used in financing activities	(135,257)	(100,000)

Increase (decrease) in cash and cash equivalents	(242,314)	(148,448)
Cash and cash equivalents at beginning of period	489,877	149,805
Cash and cash equivalents at end of year	$247,563	$1,357

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2006.

1. Summary of Significant Accounting Policies

Description of Business - Texhoma Energy, Inc. was originally incorporated as Pacific Sports Enterprises, Inc. in 1998.  Texhoma is engaged in the exploration for and the production of hydrocarbons, more commonly known as the exploration and production of crude oil and natural gas.  In March 2006, Texhoma incorporated a subsidiary, Texaurus Energy, Inc. in Delaware for the same purposes.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the Barnes Creek leasehold were 73,310 barrels of oil with 59,028 remaining at December 31, 2006, the property was depleted at the rate of 4.6% for the three months ended December 31, 2006.  The Edgerly leasehold had total proven reserves of 210,574 barrels of oil and an estimated remaining 196,617 barrels, and depletion of 1.4% was reported for the quarter ended December 31, 2006.  The Little White Lakes leasehold purchased effective April 1, 2006 had total estimated proven reserves of 27,673 with 20,341 estimated remaining at December 31, 2006 with reported depletion of 5.7%.

Oil and Natural Gas Exploration and Development - Texhoma records its exploration operations in accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19). Exploration involves identifying areas that may warrant inspection and/or examination of specific areas that indicate they may possess the presence of oil and gas reserves, including the drilling of exploration wells and collecting seismic data.

Texhoma adopted “Successful Efforts” accounting for exploration costs as defined in FAS 19.  Under this method, geological and geophysical costs, the costs of carrying and retaining undeveloped properties such as delay rentals, ad valorem taxes on properties, legal costs for the title defense, maintenance of land and lease records, and dry and bottom hole contributions are charged to expense as incurred.  The cost of drilling exploratory wells is capitalized, pending determination of whether the well can produce hydrocarbons.  If it is determined the well has no commercial potential, the capitalized costs, net of any salvage value are expensed.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,483,000 deferred income tax asset at December 31, 2006 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $17,000 is related to the net operating loss generated for the quarter ended December 31, 2006.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $4,773,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

Earnings or (Loss) Per Share - Per SFAS No. 128, Earnings per Share (FAS 128), earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the weighted average (loss) per share is reported for periods that report a  loss.

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

Inventory Cost - In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective for inventory costs incurred beginning in Texhoma’s first quarter of 2006. The adoption of FAS 151 did not have a material impact on our financial statements.

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were acquired during the quarter ended December 31, 2006.
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

3.   SHARE CAPITAL

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

Common Stock - In March 2006, our former Executive Chairman and Director, Frank Jacobs subscribed for 7,500,000 shares of our common stock at $0.04 per share, for aggregate consideration of $300,000, which funds were immediately used by us in connection with the Closing of the Kilrush Property (described below).

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

4.  STOCK OPTIONS

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

The following is a summary of the option activity during the quarter ended December 31, 2006:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2006 Granted	12,000,000 -	$0.13 -
Balance at December 31, 2006	12,000,000	$0.13

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of  December 31, 2006, 4,000,000 of the options were vested.  Based on our knowledge as of the date of this filing, we have applied a forfeiture rate of 90% to the vested options.  We accrued $1,928 in expense for options in our current financial statements. The trading price of our stock was $0.05 per share on December 31, 2006.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 140%, weighted-average expected life of 2.4 years and no expected dividend yield, resulted in a fair value per option of $0.03.

5.  ACQUISITIONS

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

6. RELATED PARTIES

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

8.  NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods presented.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.  Because we report net losses, the inclusion of options and warrants in the calculation would be anti-dilutive, and they are excluded from the computation presented in the financial statements for periods of loss.

9.  WARRANTS

The following is a summary of the warrant activity during the quarter ended December 31, 2006:

Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding at October 1, 2006 Granted	16,682,500 -	$0.074 -
Outstanding at December 31, 2006	16,862,500	$0.074

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

We granted no warrants during the quarter ended December 31, 2006 and we granted 4,800,000 warrants in conjunction with subscriptions of our common stock for the year ended September 30, 2006.  Another 375,000 warrants were granted as part of the consideration given for the Sunray purchase.  Additionally, a total of 11,687,500 warrants were granted to Laurus and related parties in conjunction with the $8,500,000 funding to further our oil and gas property acquisitions.

The trading price of our stock was $0.05 per share on December 31, 2006.  Warrants were originally issued at $0.04 and $0.15 per share with a weighted average price of $0.074 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 140%, weighted-average expected life of 3.1 years and no expected dividend yield, resulted in a fair value per warrant of $0.0701.

The fair value of the warrants granted and vested during the year ended September 30, 2006, based upon the Black-Scholes option pricing model was $1,165,211, however at December 31, 2006 that expense had decreased by $529,129 and as such we reflected the reduction to expense previously reported in our current financial statements.

The earnings per share presentation reflects only the weighted average loss per share for the periods of loss, because including the warrants when a loss is being reported has an anti-dilutive effect on earnings (loss) per share calculations.

10. COMMITMENTS AND CONTINGENCIES

As discussed in prior years’ filings, management wound down operations in Thailand and Australia after unsuccessful drilling in the Concession of Black Swan Petroleum.  A determination has not been made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

11. SUBSEQUENT EVENTS

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

12. GOING CONCERN ISSUES

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported net losses from operations of $53,000 for the three months ended December 31, 2006 and has incurred $12,870,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  There is no assurance that the Company will receive the necessary loans required to funds its exploration plans.

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2005

We reported revenues of $478,000 for the quarter  ended December 31, 2006 compared with $0 for the quarter ended December 31, 2005.  These revenues are the result of our interest in various oil and gas properties purchased in March 2006 as well other interests we had previously obtained.   We had no oil and gas properties during the quarter ended December 31, 2005.

We had oil and gas exploration expenses of $107,000 for the quarter ended  December 31, 2006, as compared to $0 for the quarter ended December 31, 2005.  The oil and gas exploration expenses for the three months ended December 31, 2006, were related to the joint operating costs of the producing properties.

Depletion and depreciation of $217,000 was recorded for the quarter ended December 31, 2006 as compared with $0 for the quarter ended December 31, 2005.

We incurred  general and administrative expenses of $246,000 for the quarter ended December 31, 2006, compared to $71,000 for the same period in 2005, an increase of $175,000 from the prior period.  The increase is related to our focus on domestic oil and gas exploration beginning in 2006 compared to little or no activity for the quarter ended December 31, 2005.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling  we recognized a $529,000 reduction in  related stock accretion expense at December 31, 2006 as compared with $0 for the quarter ended December 31, 2005, as no stock warrants were issued during the quarter ended December 31, 2005.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties which included payment in stock of Morgan Creek, whose stock traded at approximately $1.50 at the time of acquisition.  At December 31, 2006 the stock of Morgan Creek Energy Corp. had decreased its trading value and as a result we recorded a loss on the investment of $196,000, as compared with $0 during the same period in the prior year.

We incurred net interest expense of $297,000 for the three months ended December 31, 2006, mainly in connection with the payment of the Laurus Note as compared with no interest for the three months ended December 31, 2005.

We incurred a net loss of $53,000 for the quarter ended December 31, 2006 as compared to a net loss of $71,000 for the quarter ended December 31, 2005, an increase of $18,000.  The main reason for the increase is the net revenue generated for activities during the quarter ended December 31, 2006, which was not present for the quarter ended December 31, 2005 offset by the adjustments to stock accretion expense, during the quarter ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had total assets of $6,816,000, consisting of cash of $10,000 and restricted cash, in connection with the funding by Laurus, which cash is only distributable with the consent of Laurus of $238,000, accounts receivable of $553,000,  net oil and gas properties of $5,134,000 and other assets of $882,000.

We had current liabilities of  $1,245,000 and a long term note payable of $8,261,000 at December 31, 2006.  Our current liabilities included notes payable due to affiliates of $588,000, which notes were payable to Capersia, Clover Capital and MFS Technology.  The note payable was in connection with the Laurus Note, described above.

We had negative working capital of $444,000 and a retained deficit of $12,870,000 as of December 31, 2006.

For the quarter ended December 31, 2006, we used cash of $294,000 in operating activities and cash provided by investing activities was $187,000.

We had cash used in financing activities of $135,000 in repayment of notes payable to Laurus Fund of $111,873 and loan repayment to affiliate of $15,000.

FUNDING TRANSACTIONS:

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

We believe that the funds remaining from the sale of the Note to Laurus, the funds raised through the placement of new equity, and revenue received from the sale of oil and gas production will allow us to pay our outstanding liabilities and continue our business operations for at least the next six months, not including any amounts due on the Laurus Note. However, as described below, we cannot be sure that we will find any oil and/or gas on our properties in the future, our current properties will continue to produce, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the future sale of any oil and gas we may discover in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal year reported by this Form 10-QSB, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 3. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales Of Unregistered Securities

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

On or about May 31, 2007, we sold 4,800,000 shares of our restricted common stock pursuant to a subscription agreement to an individual for aggregate consideration of $60,000 or $0.0125 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

In July 2007, we agreed to issued Mr. Ibrahim Nafi Onat an aggregate of 500,000 restricted shares of our common stock in connection with his entry into the Consulting Agreement (described above).    We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we agreed to issue Valeska 10,000,000 shares of our restricted common stock and options to purchase 60,000,000 shares of our common stock at an exercise price of 110% of the trading value of our common stock on the grant date of such options, which options and shares have been issued as of the date of this report. As these shares and warrants have not physically been issued as of  the date of this filing, such shares and options are not included the outstanding number of shares disclosed throughout this Form 10-KSB and/or the shareholder calculations disclosed herein.  We will claimed an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances will did not involve a public offering, the recipient will tooktake the securities for investment and not resale and the Company tookwill take appropriate measures to restrict transfer. No underwriters or agents will werebe involved in the issuance and no underwriting discounts or commissions willere be paid by the Company.

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

Item 3. Defaults Upon Senior Securities.

Note.

Item 4. Submission of Matters to a Vote of Security Holders.

In connection with our annual meeting of shareholders which was held at our principal executive offices on September 19, 2006 (the "Meeting"), shareholders holding 117,225,000 shares of our common stock, which shares then represented approximately 65% of our outstanding common stock as of the record date of the Meeting, July 28, 2006 (the "Record Date"), voted to re-elect Frank Jacobs and Max Maxwell, as Directors of the Company, which directors have since resigned and been replaced by Daniel Vesco, William M. Simmons, and Nafi Onat.

The shareholders at the Meeting also approved a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock to three hundred million (300,000,000) shares of common stock, $0.001 par value per share, and to re-authorize one million (1,000,000) shares of preferred stock, $0.001 par value per share (the "Amendment").

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

In addition to the election of Directors and approval for the Amendment, as described above, we ratified the following at the Meeting:

(1) Our 2006 Stock Incentive Plan (the "Plan"); and

(2) The grant of 10,000,000 options to our officers, Directors, employees and consultants, pursuant to the Plan, which grants are described in greater detail in our Form 8-K filed with the Commission on June 8, 2006.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32(18)	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33(18)	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on November 9, 2007, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this Report:

On October 6, 2006, to report our entry into a release with our former officer and Director, Brian Alexander, and the issuance of shares to Mr. Alexander in connection with such release.

On October 20, 2006, to report amounts purportedly owed by us to Frank Jacobs, our former officer and Director, the entry into a promissory note and security agreement with Mr. Jacobs, and the entry into a Letter of intent with Morgan Creek Energy Corp.

On October 24, 2006 to report the filing of a press release to update investors regarding the then current status of certain of our investments and working interests.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2007

In accordance with the Exchange Act, this report has been signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	November 15, 2007
Chief Financial Officer,
(Principal Financial Officer) and
Director