Form 10QSB
period 2007-03-31
TEXHOMA ENERGY INC
filed 2007-11-21
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2007

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

At November 8, 2007, there were 231,149,724 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and September 30, 2006

ASSETS	March 2007	September 2006
		(audited)
Current Assets
Cash and cash equivalents	$4,798	$134,852
Restricted cash	284,913	355,025
Accounts receivable-miscellaneous	126,708	378,415
Accounts receivable-net oil and gas production	311,692	322,402

Total Current Assets	728,111	1,190,694

Oil and Gas Properties and related assets, net of depletion and depreciation of $1,668,388 and $1,301,574 at March 31, 2007 and September 30, 2006, respectively	4,984,400	5,342,314

Other Assets	747,892	1,145,328

TOTAL ASSETS	$6,460,403	$7,678,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable	$409,901	$414,483
Accrued expenses	379,901	387,428
Notes payable related parties	593,632	603,432

Total Current Liabilities	1,383,434	1,405,343

Long term notes payable	8,192,792	8,381,471

Commitments and Contingencies (Note 10)	-	-

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 181,662,252 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	181,662	181,662
Additional paid-in capital	9,724,400	10,527,155
Retained deficit	(13,021,885)	(12,817,295)

Total Stockholders’ (Deficit)	(3,115,823)	(2,108,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,460,403	$7,678,336

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2007 and 2006

	Three months ended March 31, Six months ended March 31,
	2007	2006	2007	2006
Revenues

Oil and gas interests	$437,537	$466,137	$915,203	$466,137

Total revenues	437,537	466,137	915,203	466,137

Operating expenses:
Oil and gas exploration	243,983	178,599	350,720	178,599

Gross Margin	193,554	287,538	564,483	287,538

Depletion and depreciation	149,349	299,444	366,815	299,444
General and administrative expenses	128,395	129,490	374,456	200,166

Operating income (loss)	(84,190)	(141,396)	(176,788)	(212,072)

Other income (expenses):
Loss on investment	(54,000)	-	(250,000)	-
Stock accretion expense	273,626	-	802,755	-
Foreign currency exchange	-	-	-	-
Gain on sale of working interest promote	-	-	-	-
Interest income	3,270	731	7,347	731
Interest expense	(290,636)	(12,637)	(587,904)	(12,637)

Total other income (expense)	(67,740)	(11,906)	(27,802)	(11,906)

Income (loss) before income taxes	(151,930)	(153,302)	(204,590)	(223,978)

Net income (loss)	$(151,930)	$(153,302)	$(204,590)	$(223,978)

Weighted average common shares outstanding	181,662,252	115,345,586	181,662,252	111,032,032

Basic earnings (loss) per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the six months ended March 31, 2007 and for the year ended September 30, 2006
						Paid-In			Total
						Capital			Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]

Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	(7,374,759)	(1,045,153)

Shares issued, February 6, 2006 at $0.04 per share	2,000,000	2,000			78,000				80,000
Shares issued, March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500				1,500,000
Shares issued, March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500				300,000
Shares issued, April 10, 2006 for loan conversion at $0.04 per share	4,000,000	4,000			156,000				160,000

Shares issued, May 22, 2006 for loan conversion at $0.04 per share	18,375,000	18,375			716,625			-	735,000
Shares issued, May 31, 2006 for asset purchase at $0.08 per share	375,000	375			29,625				30,000
Shares issued, June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, June 19, 2006 at $0.08 per share	250,000	250			19,750				20,000
Shares issued, June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075				154,000
Shares issued, July 6, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, September 25, 2006 at $0.08 per share	625,000	625			49,375				50,000
Shares issued, September 28, 2006 for employee services at $0.08 per share	300,000	300			24,700				25,000
Net (loss) at September 30, 2006								(5,442,536)	(5,442,536)
Stock accretion for warrants					1,165,211				1,165,211

Balance, September 30, 2006	181,662,252	181,662	-	-	10,527,155	-	-	(12,817,295)	(2,108,478)

Net (loss) at March 31, 2007								(204,590)	(204,590)
Stock accretion for warrants					(802,755)				(802,755)

Balance at March 31, 2007	181,662,252	181,662			9,724,400			(13,021,885)	(3,115,823)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended March 31, 2007 and 2006

	For the three months		For the six months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Cash flows from operating activities: Net (loss)	$(151,930)	$(153,302)	(204,590)	$(223,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	146,585	302,873	364,050	302,873
Depreciation and amortization	82,482	-	162,200	-
Stock issued for services	-	-	-	-
Stock based compensation	-	-	-	-
Stock accretion expense	(273,626)	-	(802,755)	-
Oil and gas exploration costs	-	95,000	-	95,000

Change in assets and liabilities:
Accounts receivable	114,885	(227,664)	262,417	(227,664)
Accounts payable	63,495	2,255	(4,582)	7,483
Accrued expenses	69,480	52,208	(7,526)	69,208
Other	-	-	(12,000)	-
Net cash provided by (used in) operating activities	51,371	71,370	(242,786)	22,922

Cash flows from investing activities:
Oil and gas property investments and related	-	(10,315,639)	(8,900)	(10,315,639)
Decline in value of Morgan Creek Energy investment	54,000	-	250,000
Net cash provided by (used in) investing activities	54,000	(10,315,639)	241,100	(10,315,639)

Cash flows from financing activities:
Loans from affiliates	5,200	140,000	5,200	140,000
Loan repayment to affiliates		-	(15,000)	(100,000)
Notes payable proceeds	-	11,000,000	-	11,000,000
Repayment of notes payable	(68,423)		(188,680)
Stock issued for asset purchase	-	1,580,000	-	1,580,000
Proceeds from issuance of common stock	-	300,000	-	300,000
Net cash provided by (used in) financing activities	(63,223)	13,020,000	(198,480)	12,920,000

Increase (decrease) in cash and cash equivalents	42,148	2,775,731	(200,166)	2,627,283
Cash and cash equivalents at beginning of period	247,563	1,357	489,877	149,805
Cash and cash equivalents at end of period	$289,711	$2,777,088	$289,711	$2,777,088

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended March 31, 2007

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

Restricted Cash – Texaurus maintains the residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus may request authorization from Laurus for access to these funds for the consummation of acquisitions of oil and gas assets

Foreign Currency Translation - During the relevant periods, Texhoma’s investment in the BSP assets and liabilities were translated from Thailand and Australian currency into U.S. currency by use of exchange rates in effect at the balance sheet date. Revenues and expenses were translated utilizing the exchange rates in effect on the date they were included in income or using weighted-average exchange rates. Capital accounts were translated using the exchange rates in effect when the foreign entity’s capital stock was acquired or issued.  Gains or losses on translating the Thailand currency and Australian currency into U.S. currency were reported in Minority Interest in Exploration Costs. Foreign currency transaction gains and losses were included in net income in the period the exchange rate changed. Translation or transaction gains or losses were not material to the financial statements.  The currency translations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 Foreign Currency Translation, (FAS 52).  Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders’ equity.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the Barnes Creek leasehold were 73,310 barrels of oil with 55,747 remaining at March 31, 2007, the property was depleted at the rate of 10.9% for the six months ended March 31, 2007.  The Edgerly leasehold had total proven reserves of 210,574 barrels of oil and an estimated remaining 193,778 barrels, and depletion of 2.9% was reported for the six months ended March 31, 2007.  The Little White Lakes leasehold purchased effective April 1, 2006 had total estimated proven reserves of 27,673 with 18,019 estimated remaining at March 31, 2007, with reported depletion of 18.6%.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,549,000 deferred income tax asset at March 31, 2007 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $66,000 is related to the net operating loss generated for the quarter ended March 31, 2007.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $5,292,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

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

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were acquired during the quarter ended March 31, 2007.
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

The following is a summary of the option activity during the six months ended March 31, 2007:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2006	12,000,000	$0.13
Granted	-	-
Balance at March 31, 2007	12,000,000	$0.13

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of  March 31, 2007, 5,500,000 of the options were vested.  Based on our knowledge as of the date of this filing, we have applied a forfeiture rate of 90% to the vested options.  We reduced the accrual for option expense by $2,905 in our current financial statements. The trading price of our stock was $0.03 per share on March 31, 2007.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 153%, weighted-average expected life of 2.1 years and no expected dividend yield, resulted in a fair value per option of $0.016.

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

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed $895,000 to LOGI as of the date of the Debt Conversion Agreement in connection with money advanced to the Company in March 2005 for the fulfillment of a portion of the cash call commitments for the drilling by Black Swan Thai. Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000 of the $895,000 of which LOGI was owed into an aggregate of 4,000,000 shares(or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. Mr. Max Maxwell, our former President is a 50% owner of LOGI.

On  May  15,  2006, LOGI provided the  Company  notice  of its desire to convert its $735,000 Promissory Note, which amount remained from LOGI’s Debt Conversion Agreement entered into with Texhoma in April 2006, into  18,375,000  shares  of  the  Company's  common  stock  and  as  a result of such conversion, which shares were subsequently issued to LOGI.

On  June  1,  2006, the Company's Board of Directors approved the issuance of an aggregate  of  10,000,000  options  to  the  Company's  officers,  directors and employees,  pursuant  to  the  Company's 2006 Stock Incentive Plan and an additional 2,000,000 options for a consultant. All options expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of such officers, directors and employees employment with the Company.

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

The Laurus Master Fund, Ltd (“Laurus”) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note.  The note further states that any unpaid monthly interest becomes payable at the end of the term.

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

9.  WARRANTS

The following is a summary of the warrant activity during the six months ended March 31, 2007:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2006	16,682,500	$0.074
Granted	-	-
Outstanding at March 31, 2007	16,862,500	$0.074

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

We granted no warrants during the six months ended March 31, 2007 and we granted 4,800,000 warrants in conjunction with subscriptions of our common stock for the year ended September 30, 2006.  Another 375,000 warrants were granted as part of the consideration given for the Sunray purchase.  Additionally, a total of 11,687,500 warrants were granted to Laurus and related parties in conjunction with the $8,500,000 funding to further our oil and gas property acquisitions.

The trading price of our stock was $0.03 per share on March 31, 2007.  Warrants were originally issued at $0.04 and $0.15 per share with a weighted average price of $0.074 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 153%, weighted-average expected life of 2.85 years and no expected dividend yield, resulted in a fair value per warrant of $0.0215.

The fair value of the warrants granted and vested during the year ended September 30, 2006, based upon the Black-Scholes option pricing model was $1,165,211, however at March 31, 2007 that expense had decreased by $802,755 and as such we reflected the reduction to expense previously reported in our current financial statements.

The earnings per share presentation reflects only the weighted average loss per share for the periods of loss, because including the warrants when a loss is being reported has an anti-dilutive effect on earnings (loss) per share calculations.

10. COMMITMENTS AND CONTINGENCIES

As discussed in prior years filings, management wound down operations in Thailand and Australia after unsuccessful drilling in the Concession of Black Swan Petroleum.  A determination has not been made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported net losses of $205,000 for the six months ended March 31, 2007 and has incurred $13,022,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH  31, 2007.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

REGISTRATION RIGHTS AGREEMENT

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we have been unable to file to date, due to the fact that we are not current in our filings with the Commission.  In November 2007, we entered into the First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus, to amend the Registration Rights Agreement, which requires us to gain effectiveness of a registration statement covering the shares exercisable in connection with the Texhoma Warrant to April 30, 2008.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

We reported revenues of $438,000 for the quarter ended March 31, 2007, compared with $466,000 for the quarter ended March 31, 2006, a decrease of $28,000 from the prior period.  These revenues are the result of our interest in various oil and gas properties and as such actual production varies from month to month.

We had oil and gas exploration expenses of $244,000 for the quarter ended March 31, 2007, as compared to $179,000 for the quarter ended March 31, 2006, an increase of $65,000 from the prior period.  The oil and gas exploration expenses for the three months ended March 31, 2007, were related to the joint operating costs of the producing properties as compared to 2006 which reflected the impairment of another property investment and only two months of operating expenses for such acquired properties.

Depletion and depreciation for the quarter ended March 31, 2007 was $149,000 as compared to $299,000 for the same quarter of 2006, a decrease of $150,000.  The reduction in depletion from the prior period reflects the reduced asset value for the Little White Lake interest as a result of its impairment and a reduced depletion for the Edgerly fields due to the increased estimated remaining production.

We incurred general and administrative expenses of $128,000 for the quarter ended March 31, 2007, compared to $129,000 for the same period in 2006.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases, we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling we recognized a $273,000 reduction in related stock accretion expense at March 31, 2007, as compared with $0 for the quarter ended March 31, 2006, as stock warrants were issued after the quarter ended March 31, 2006.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties which included payment in stock of Morgan Creek, whose stock traded at approximately $1.50 at the time of acquisition.  At March 31, 2007 the stock of Morgan Creek Energy Corp. had decreased its trading value and as a result we recorded a loss on the investment of $54,000, as compared with $0 during the same period in the prior year.

We incurred interest expense of $291,000 for the three months ended March 31, 2007,  in connection with the payment of the Laurus Note as compared with interest expense of $13,000 for the three months ended March 31, 2006 reflecting the issuance of the note on March 28, 2006.

We incurred a net loss of $152,000 for the quarter ended March 31, 2007, as compared to a net loss of $153,000 for the quarter ended March 31, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS  ENDED MARCH 31, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

We reported revenues of $ 915,000 for the six month period ended March 31, 2007 compared with revenues of $466,000 for the six month period ended March 31, 2006.  The revenues for both periods were the result of our interest in various oil and gas properties which were acquired at the end of March 2006.  The revenue for the 2007 period reflects a full term of production interest as compared with only two months of production of the properties for the six months ended March 31, 2006.

We had oil and gas exploration expenses of $351,000 for the six months ended March 31, 2007, as compared to $179,000 for the six months ended March 31, 2006.  The oil and gas exploration expenses reflect a full six months of activity as compared to only two months reported in 2006 as the interests were acquired effective January and April 2006.

Depletion and depreciation for the six month period ended March 31, 2007 was $367,000 as compared to $299,000 for the same period of 2006, a increase of $68,000.  The increase reflects a full term of activity for the properties in 2007, as compared with only four months for the 2006 period.

We incurred general and administrative expenses of $374,000 for the six months ended March 31, 2007, compared to $200,000 for the same period in 2006.   The increase in general and administrative expenses was directly attributable to our increased operations in connection with our acquisitions and legal and accounting fees associated with such acquisitions during the six months ended March 31, 2007, compared to less operations and less accounting and legal fees during the six months ended March 31, 2006, as we were delinquent in filing our periodic reports during such prior period.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling we recognized an $803,000 reduction in related stock accretion expense for the six months ended March 31, 2007 as compared with $0 for the same period ended March 31, 2006, as the stock warrants were issued after March 31, 2006.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties which included payment in stock of Morgan Creek, whose stock traded at approximately $1.50 at the time of acquisition.  At March 31, 2007, the stock of Morgan Creek Energy Corp. had decreased its trading value and as a result we recorded a loss on the investment of $250,000 for the six months ended March 31, 2007, as compared with $0 during the same period in the prior year.

We incurred net interest expense of $588,000 for the six months ended March 31, 2007, in connection with the payment of interest on the Laurus Note as compared with interest expense of $13,000 for the six months ended March 31, 2006 reflecting interest on the Laurus Note from its issuance date of March 28, 2006, to March 31, 2007.

We incurred a net loss of $205,000 for the six months ended March 31, 2007 as compared to a net loss of $224,000 for the six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had total assets of $6,460,000, consisting of cash of $5,000 and restricted cash, in connection with the funding by Laurus, which cash is only distributable with the consent of Laurus of $285,000, accounts receivable of $438,000,  net oil and gas properties of $4,984,000 and other assets of $748,000.

We had current liabilities of $1,383,000 and a long term note payable of $8,192,000 at March 31, 2007.  Our current liabilities included notes payable due to affiliates of $594,000, which notes were payable to Capersia, Clover Capital and MFS Technology.  The note payable was in connection with the Laurus Note, described above.

We had negative working capital of $655,000 and a retained deficit of $13,022,000 as of March 31, 2007.

For the quarter ended March 31, 2007, we had cash provided by operating activities of $51,000 composed of depletion in the amount of $146,585, depreciation and amortization of $82,482, accounts receivable of $114,885, accounts payable of $63,495, and accrued expenses of $69,480, offset by a net loss of $151,930 and stock accretion expense of $273,626.

Cash provided by investing activities was $54,000, in connection with the decline in the Morgan Creek shares.

We had cash used in financing activities of $63,000 representing $68,000 of repayment of notes payable to Laurus offset by loan repayment to an affiliate of $5,000.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

We previously became aware of a subscription agreement relating to the sale of certain shares of our common stock in February 2005, which shares have not been issued to date, and which subscription agreement we have been unable to verify as of the date of this filing.  As a result of the subscription agreement, and our previous failure to issue shares in connection with such subscription agreement, we may have potential liability for such shareholders loss of liquidity and/or the decline in the value of our common stock.  Additionally, there may be other subscription agreements which we are not aware of relating to the sale of our common stock, which sales and issuances are not currently reflected with our Transfer Agent and/or in the number of outstanding shares of common stock disclosed throughout this report. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous subscription agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such shares when originally subscribed.

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

In connection with the Reiersen Release (described above), we agreed to issue Terje Reiersen 250,000 restricted shares of our common stock, which shares have been issued to date, but are not included in the number outstanding shares disclosed throughout this report.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

Item 3. Defaults Upon Senior Securities.

Note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32(18)	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33(18)	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on November 9, 2007, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this Report:

o	On February 13, 2007, to report our entry into a Promissory Note and Security Agreement with our former Director of the Company, Frank A. Jacobs.

o	On February 22, 2007, to report the resignation of Frank Jacobs as Executive Chairman of the Company.

o	On February 22, 2007, we filed an amended Form 8-K to correct certain typographical errors contained in our Form 8-K filed on February 22, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: November 21, 2007

In accordance with the Exchange Act, this report has been signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	November 21, 2007
Chief Financial Officer,
(Principal Financial Officer) and
Director