Form 10QSB
period 2007-06-30
TEXHOMA ENERGY INC
filed 2007-11-21
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2007

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and September 30, 2006

ASSETS	June 2007	September 2006
		(audited)
Current Assets
Cash and cash equivalents	$214,652	$134,852
Restricted cash	216,137	355,025
Accounts receivable-miscellaneous	276,469	378,415
Accounts receivable-net oil and gas production	341,860	322,402

Total Current Assets	1,049,118	1,190,694

Oil and Gas Properties and related assets, net of depletion and depreciation of $1,860,777 and $1,301,574 at June 30, 2007 and September 30, 2006, respectively	4,792,012	5,342,314

Other Assets	666,174	1,145,328

TOTAL ASSETS	$6,507,304	$7,678,336

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable	$479,623	$414,483
Accrued expenses	406,535	387,428
Notes payable related parties	588,432	603,432

Total Current Liabilities	1,474,590	1,405,343

Long term notes payable	8,155,280	8,381,471

Commitments and Contingencies (Note 9)	-	-

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 219,662,252 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	219,662	181,662
Additional paid-in capital	10,124,680	10,527,155
Retained deficit	(13,466,908)	(12,817,295)

Total Stockholders’ (Deficit)	(3,122,566)	(2,108,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,507,304	$7,678,336

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2007 and 2006

	Three months ended June 30, Nine months ended June 30,
	2007	2006	2007	2006
Revenues
Oil and gas interests	$500,531	$710,758	$1,415,734	$1,176,895

Total revenues	500,531	710,758	1,415,734	1,176,895

Operating expenses:
Oil and gas exploration	153,163	529,285	503,883	707,885

Gross Margin	347,368	181,473	911,851	469,010

Depletion and depreciation	192,389	851,153	559,203	1,150,597
General and administrative expenses	461,728	331,514	836,185	531,680

Operating income (loss)	(306,749)	(1,001,194)	(483,537)	(1,213,267)

Other income (expenses):
Loss on investment	-	-	(250,000)
Stock accretion expense	150,720	(1,459,046)	953,475	(1,459,046)
Interest income	3,127	14,475	10,475	15,206
Interest expense	(292,121)	(291,078)	(880,026)	(303,714)

Total other income (expense)	(138,274)	(1,735,649)	(166,076)	(1,747,554)

Income (loss) before income taxes	(445,023)	(2,736,843)	(649,613)	(2,960,821)

Net income (loss)	$(445,023)	$(2,736,843)	$(649,613)	$(2,960,821)

Weighted average common shares outstanding	184,947,234	166,024,615	191,517,917	129,362,892

Basic earnings (loss) per share:	$(0.00)	$(0.02)	$(0.00)	$(0.02)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended June 30, 2007 and for the year ended September 30, 2006
						Paid-In			Total
						Capital			Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]

Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	(7,374,759)	(1,045,153)

Shares issued, February 6, 2006 at $0.04 per share	2,000,000	2,000			78,000				80,000
Shares issued, March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500				1,500,000
Shares issued, March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500				300,000
Shares issued, April 10, 2006 for loan conversion at $0.04 per share	4,000,000	4,000			156,000				160,000
Shares issued, May 22, 2006 for loan conversion at $0.04 per share	18,375,000	18,375			716,625			-	735,000
Shares issued, May 31, 2006 for asset purchase at $0.08 per share	375,000	375			29,625				30,000
Shares issued, June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, June 19, 2006 at $0.08 per share	250,000	250			19,750				20,000
Shares issued, June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075				154,000
Shares issued, July 6, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, September 25, 2006 at $0.08 per share	625,000	625			49,375				50,000
Shares issued, September 28, 2006 for employee services at $0.08 per share	300,000	300			24,700				25,000
Net (loss) at September 30, 2006								(5,442,536)	(5,442,536)
Stock accretion for warrants					1,165,211				1,165,211

Balance, September 30, 2006	181,662,252	181,662	-	-	10,527,155	-	-	(12,817,295)	(2,108,478)

Shares issued, June 7, 2007 at $0.0125 per share	18,000,000	18,000			207,000				225,000
Shares issued, June 7, 2007 at $0.0125 per share	4,800,000	4,800			55,200				60,000
Shares issued, June 10, 2007 for management agreement at $0.02 per share	15,200,000	15,200			288,800				304,000
Net (loss) at June 30, 2007								(649,613)	(649,613)
Stock accretion for warrants					(953,475)				(953,475)

Balance at June 30, 2007	219,662,252	219,662			10,124,680			(13,466,908)	(3,122,566)

See accompanying summary of accounting policies and notes to financial statements

 TEXHOMA ENERGY, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended June 30, 2007 and 2006

	For the three months		For the nine months
	ended June 30,		ended June 30
	2007	2006	2007	2006
Cash flows from operating activities: Net (loss)	$(445,023)	$(2,736,843)	(649,613)	$(2,960,821)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	191,007	930,871	555,057	1,233,744
Depreciation and amortization	81,100	-	243,300
Stock issued for services	304,000	-	304,000
Stock accretion expense	(150,720)	1,459,046	(953,475)	1,459,046
Oil and gas exploration costs	-	519,002	-	614,002

Change in assets and liabilities:
Accounts receivable	(179,930)	(134,407)	82,487	(362,071)
Accounts payable	69,722	378,446	65,140	385,929
Accrued expenses	26,633	107,735	19,107	176,943
Other	2,000	(1,578)	(10,000)	(1,578)
Net cash provided by (used in) operating activities	(101,211)	522,272	(343,997)	545,194

Cash flows from investing activities:
Oil and gas property investments and related	-	(838,371)	(8,900)	(11,154,010)
Decline in value of Morgan Creek Energy investment	-	-	250,000
Net cash provided by (used in) investing activities	-	(838,371)	241,100	(11,154,010)

Cash flows from financing activities:
Loans from affiliates	-	182,484	5,200	322,484
Loan repayment to affiliates	(5,200)	(5,000)	(20,200)	(105,000)
Notes payable proceeds	-	250,000	-	11,250,000
Repayment of notes payable	(37,511)	(2,710,015)	(226,191)	(2,710,015)
Stock issued for asset purchase	-	30,000	-	1,610,000
Proceeds from issuance of common stock	285,000	254,000	285,000	554,000
Net cash provided by (used in) financing activities	242,289	(1,998,531)	43,809	10,921,469

Increase (decrease) in cash and cash equivalents	141,078	(2,314,630)	(59,088)	312,653
Cash and cash equivalents at beginning of period	289,711	2,777,088	489,877	149,805
Cash and cash equivalents at end of period	$430,789	$462,458	$430,789	$462,458

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended June 30, 2007

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the Barnes Creek leasehold were 73,310 barrels of oil with 52,634 remaining at June 30, 2007, the property was depleted at the rate of 13.3% for the nine months ended June 30, 2007.  The Edgerly leasehold had total proven reserves of 210,574 barrels of oil and an estimated remaining 191,885 barrels, and depletion of 3.7% was reported for the nine months ended June 30, 2007.  The Little White Lakes leasehold purchased effective April 1, 2006 had total estimated proven reserves of 27,673 with 14,370 estimated remaining at June 30, 2007 with reported depletion of 27.3%.

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets. The Company has estimated a $2,789,000 deferred income tax asset at June 30, 2007 relating to net operating loss carryforwards and deductible temporary differences. Of that amount, an estimated $220,000 is related to the net operating loss generated for the nine months ended June 30, 2007. Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences. Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. The net operating tax loss carry forward of approximately $6,254,000 expires from 2011 to 2025. The future utilization of the net operating losses is uncertain.

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

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were made during the quarter ended June 30, 2007..

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

Common Stock - In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in consideration for $60,000.

In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William M. Simmons is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

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

60,000,000 options to purchase shares of the Company’s common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, which had an exercise price of $0.02 per share, which was greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant.

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

The following is a summary of the option activity during the nine months ended on June 30, 2007:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2006	12,000,000	$0.13
Expired	1,000,000	0.13
Balance at June 30, 2007	11,000,000	$0.13

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of  June 30, 2007, 6,000,000 of the options were vested.  Based on our knowledge as of the date of this filing, we have applied a forfeiture rate of 90% to the vested options.  We reduced the accrual for option expense by $2,604 in our current financial statements. The trading price of our stock was $0.02 per share on June 30, 2007.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 163%, weighted-average expected life of 1.9 years and no expected dividend yield, resulted in a fair value per option of $0.009.

5. RELATED PARTIES

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note, see Note 6 for additional information.

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

6.  NOTES PAYABLE AND CONVERTIBLE LOANS

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

7.  NET LOSS PER SHARE

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

8.  WARRANTS

The following is a summary of the warrant activity during the nine months ended June 30, 2007:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding at October 1, 2006	16,862,500	$0.074
Expired	3,550,000	$0.15
Balance at June 30, 2007	13,312,500	$0.053

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

We granted no warrants during the nine months ended June 30, 2007 and 3,550,000  warrants at an exercise price of $0.15 per share expired during the quarter ended June 30, 2007.

The trading price of our stock was $0.02 per share on June 30, 2007.  Warrants were originally issued at $0.04 and $0.15 per share with a weighted average price of $0.074 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 163%, weighted-average expected life of 3.3 years and no expected dividend yield, resulted in a fair value per warrant of $0.0159.

The fair value of the warrants granted and vested during the year ended September 30, 2006, based upon the Black-Scholes option pricing model was $1,165,211, however at June 30, 2007 that expense had decreased by $953,475 and as such we reflected the reduction to expense previously reported in our current financial statements.

The earnings per share presentation reflects only the weighted average loss per share for the periods of loss, because including the warrants when a loss is being reported has an anti-dilutive effect on earnings (loss) per share calculations.

9. COMMITMENTS AND CONTINGENCIES

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported net losses of $650,000 for the nine months ended June  30, 2007 and has incurred $13,467,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007 COMPARED TO THE QUARTER ENDED JUNE 30, 2006

We reported revenues of $501,000 for the quarter ended June 30, 2007 compared with $711,000 for the quarter ended June 30, 2006, a decrease of $210,000 from the prior period.  These revenues are the result of our interest in various oil and gas properties and as such actual production varies from month to month.

We had oil and gas exploration expenses of $153,000 for the quarter ended  June 30, 2007, as compared to $529,000 for the quarter ended June 30, 2006.  The oil and gas exploration expenses for the three months ended June 30, 2007, were related to the joint operating costs of the producing properties owned by Texaurus as compared to expenses for the quarter ended June 30, 2006 which reflected those same expenses as well as  the impairment of several investments made by Texhoma in operating interests that proved to be void of  production.

Depletion and depreciation for the quarter ended June 30, 2007 was $192,000 as compared to $851,000 for the same quarter of 2006, a decrease of $659,000.  The reduction in depletion reflects the reduced asset value for the Little White Lake interest as a result of its impairment, reduced depletion for the Edgerly fields due to the increased estimated remaining production and the declining depletion for the properties based upon their declining production lives.

We incurred  general and administrative expenses of $462,000 for the quarter ended June 30, 2007, compared to $332,000 for the same period in 2006.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling we recognized a $151,000 reduction in related stock accretion expense at June 30, 2007 as compared with an expense of  $1,459,000 for the quarter ended June 30, 2006, as stock warrants were issued during the quarter ended June 30, 2006.

We incurred net interest expense of $289,000 for the three months ended June 30, 2007,  in connection with the payment of the Laurus Note as compared with net interest expense of $277,000 for the three months ended June 30, 2006.

We incurred a net loss of $445,000 for the quarter ended June 30, 2007 as compared to a net loss of $2,737,000 for the quarter ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS  ENDED JUNE 30, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

We reported revenues of $1,416,000 for the period ended June 30, 2007 compared with $1,177,000 for the quarter ended June 30, 2006.  These revenues were the result of our interest in various oil and gas properties which were acquired at the end of March 2006.  The revenue for the period ended June 30, 2007 reflects a full term of production interest as compared with only four months for two of the properties during the period ended June 30, 2006.

We had oil and gas exploration expenses of $504,000 for the nine months ended  June 30, 2007, as compared to $708,000 for the nine months ended June 30, 2006.

Depletion and depreciation for the nine month period ended June 30, 2007 was $559,000 as compared to $1,151,000 for the same period of 2006, a decrease of $592,000.  The decrease reflects the effect of an impairment in the value of Little White Lake property and the reduced depletion from the properties due to declining projected future production.

We incurred  general and administrative expenses of $836,000 for the nine months ended June 30, 2007, compared to $532,000 for the same period in 2006 reflecting the expense for acquiring the management services of Valeska Energy Corp., as described in greater detail herein.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties which included payment in stock of Morgan Creek, whose stock traded at approximately $1.50 at the time of acquisition.  At June 30, 2007, the stock of Morgan Creek Energy Corp. had decreased in trading value and as a result we recorded a loss on the investment of $250,000, as compared with $0 during the same period in the prior year.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling we recognized a $953,000 reduction in related stock accretion expense for the nine months ended June 30, 2007 as compared with an expense of $1,459,000 for the same period ended June 30, 2006.

We incurred net interest expense of $870,000 for the nine months ended June 30, 2007,  in connection with the payment of the Laurus Note as compared with  net interest of $289,000 for the nine months ended June 30, 2006 reflecting the issuance of the Laurus Note on March 28, 2006.

We incurred a net loss of $650,000 for the nine months ended June 30, 2007 as compared to a net loss of $2,961,000 for the nine months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of  June 30, 2007, we had total assets of $6,507,000, consisting of cash of $215,000 and restricted cash, in connection with the funding by Laurus, which cash is only distributable with the consent of Laurus of $216,000, accounts receivable of $618,000,  net oil and gas properties of $4,792,000 and other assets of $666,000.

We had current liabilities of $1,475,000 and a long term note payable of $8,155,000 at June 30, 2007.  Our current liabilities included notes payable due to affiliates of $588,000, which notes were payable to Capersia, Clover Capital and MFS Technology.  The long-term note payable was in connection with the Laurus Note, described above.

We had negative working capital of $425,000 and a retained deficit of $13,467,000 as of June 30, 2007.

For the nine months ended June 30, 2007, we had cash used in operating activities of $344,000 due primarily to a net loss of $649,600 and stock accretion expense of $953,475, offset by depletion of $555,000, stock issued for services of $304,000, and  depreciation and amortization of $243,300.

We had cash provided by investing activities of $241,000 for the nine months ended June 30, 2007, due to the decline in the value of the Morgan Creek shares of $250,000 offset by oil and gas property investments and related of $8,900.

We had cash provided by financing activities of $44,000 for the nine months ended June 30, 2007, which represented $285,000 of funds received through the sale of shares of our common stock and $5,000 of loans from affiliates, offset by the funds used to repay notes payable to Laurus Fund of $226,000 and an affiliate of $20,000.

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

Item 1. Legal Proceedings.

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

b)     REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this Report:

On May 25, 2007, to report our entry into an agreement with Matrixx and the appointment of Mr. Simmons and Mr. Vesco as Directors of the Company.

On June 8, 2007, to report our entry into a Management Services Agreement and related agreements with Valeska, as well as the issuance of certain shares of our common stock, our change in Independent Accountants, and the finalization of the appointment of Mr. Vesco and Mr. Simmons as Directors of the Company.

On June 21, 2007, to amend our report filed on June 8, 2007, to include a letter from our former Independent Accountants discussing the subject matter discussed therein.

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