Form 10KSB
period 2007-09-30
TEXHOMA ENERGY INC
filed 2008-01-15
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission file number:  000-31987

TEXHOMA ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	20-4858058
(State of organization)	(I.R.S. Employer Identification No.)

100 Highland Park Village #200
Dallas, Texas 75205
 (Address of principal executive offices)

(214) 295-3380
(Registrant's  telephone  number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

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

The issuer's revenues for the fiscal year ended September 30, 2007 were $1,847,647.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of December 26, 2007 was $0, as the issuer’s common stock currently is only traded on a sporadic basis on the Pinksheets.com, which quotes the issuer does not believe provides an accurate and/or useful basis for the aggregate market value of the issuer’s common stock.

At December 26, 2007, there were 231,412,224  shares of the issuer's common stock outstanding, which amount does not include 18,000,000 shares of common stock which were held by Valeska Energy Corp. as of December 26, 2007, which the Registrant and Valeska have since cancelled.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	16

ITEM 3.	LEGAL PROCEEDINGS	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II

PART III

PART I

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

On March 28, 2006, Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing, we issued Laurus a Common Stock Purchase Warrant to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share.

In addition, Laurus can acquire up to 961 shares of Texaurus’ common stock at an exercise price of $0.001 per share, representing 49% of Texaurus’ outstanding common stock.  This will be valued at Fair Market Value as of the date of the transaction.

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

SECURED TERM NOTE

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years from the Closing on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of December 26, 2007, the Contract Rate is nine and one-quarter percent (9.25%) per year, with the Prime Rate at seven and one-quarter percent (7.25%).

Additionally, the Note provided for principal payments on the funds to be made each month, beginning on June 1, 2006, and continuing up to and including the Maturity Date. The amount of these monthly principal payments is equal to eighty percent (80%) of the gross production revenue received by Texaurus, relating to all oil and gas properties owned by Texaurus, for the prior calendar month, provided that the  payments shall increase to one hundred percent (100%) of such gross production revenue if an Event of Default occurs (as defined in the Note).

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

REGISTRATION RIGHTS AGREEMENT

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we were unable to file to date, due to the fact that we were not current in our filings with the Commission. In November 2007, we entered into the First Amendment with Laurus (described below), pursuant to which Laurus agreed to amend the date we are required to gain effectiveness of the Registration Statement by, to April 30, 2008.

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

On June 8, 2006, we entered into a Promissory Note and Security Agreement (the "Promissory Note"), with Polaris Holdings, Inc., which held 12,500,000 shares of our common stock ("Polaris"). Pursuant to the Promissory Note, Polaris gave us a $250,000 loan. The Promissory Note was due and payable on August 10, 2006, with interest at 12% per annum. As part payment of the note we exchanged our remaining interest in Buck Snag and 5% of  our interest in Sandy Point to Polaris, in consideration for a reduction in the loan in the amount of $90,000.As  of the filing of this report the note has been paid in full

We also gave Polaris an Option to participate in our Clovelly Field interests in connection with the Promissory Note (described below). We agreed pursuant to the Promissory Note to repay the amounts owed to Polaris by way of (a) two-thirds of the net proceeds we receive from any stock sales while the Promissory Note is outstanding, and (b) one-third of our share of the production income we receive from our oil and gas interests in Vermillion Parish, Louisiana, which represents a 10% working interest (7.3% net revenue interest) in such leases and our oil and gas interests in the Barnes Creek Field, located in Allen Parish, Louisiana and the Edgerly Field located in Calcasieu Parish, Louisiana from Kilrush Petroleum, Inc., which constitutes a 7.42% working interest (a 5.38% net revenue interest) in the Barnes Creek gas field, and an 11.76% working interest (8.47% net revenue interest) in the Edgerly oil field (the "Texaurus Interests").

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

In the event that we are unable to repay the Promissory Note to Polaris when due, we agreed pursuant to the Promissory Note to assign one hundred percent (100%) of the cash flow from our portion of the Texaurus Interests to Polaris or its nominee until the Promissory Note is paid in full.  They did not declare an event of default and the note has been repaid in full.

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

We purchased the Leases from Sunray for aggregate consideration of $143,161, of which $113,161 was paid in cash and $30,000 was paid in the form of shares of our common stock, by the issuance of an aggregate of 375,000 units (each a "Unit"), which each include one (1) share of common stock and one (1) warrant, which entitles the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant, which Units were valued at $0.08 per Unit.  Approximately $50,000 remains due to Sunray as of the date of this filing, in connection with the purchase of the Leases.

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

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (“Jacobs”), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.  The Jacobs’s Note was subsequently forgiven in connection with the Jacobs Settlement, described below.

Letter Agreement

On or about May 15, 2007, we entered into a Letter Agreement with Matrixx Resource Holdings Inc. (“Matrixx”) to sell our 11% working interest in the property known as the Clovelly Prospect (the “Clovelly Prospect”) for $150,000. In connection with and pursuant to the Letter Agreement, we expected to receive an earnest money deposit of $25,000 on or about May 25, 2007, with the remainder of the purchase price to be paid on or before June 30, 2007; however, we did not receive any funds or any deposit from Matrixx and the Letter Agreement has been terminated.

Management Services Agreement

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (“Valeska”), whose President is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the “Management Agreement”).

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

Cooperation Agreement and Mutual Release

On or about July 12, 2007, LOGI; Mr. Maxwell; Meredith Maxwell, Mr. Maxwell’s daughter and our former consultant; and A.E. Buzz Jehle, our former consultant (collectively the “Former Interested Parties”) entered into a Cooperation Agreement and Mutual Release (the “Release”) with us and Texaurus Energy, Inc. (“Texaurus”), our wholly owned Delaware subsidiary (for the purposes of the description of the Release, all references to “we,” “us,” the “Company” or similar words include Texaurus).  In connection with the Release, we and the Former Interested Parties agreed to release each other (including employees, officers, directors, representatives, employees and assigns) from any and all claims, rights, causes of action and obligations which were known or unknown at the time of the entry into the Release, subject only to the Assignment by the Former Interested Parties of their rights, causes of actions or demands against any former officers or Directors of us to the Company and the New Directors (the “Assignment”) and the Extension.  The release we provided to the Former Interested Parties was against any and all claims, rights, causes of action and obligations which were known at the time of the entry into the Release, or which are not brought to the attention of the New Directors or the Company by 5:00 P.M. Central Standard Time, on September 30, 2007 (the “Extension”).

Additionally, in connection with the Release, Mr. Maxwell personally agreed, to the best of his ability, to cooperate with us in connection with an audit of us and Texaurus; to provide a list of the known liabilities of the Company which Mr. Maxwell was aware of; and to personally certify the accuracy and completeness of any financial statements which the Company prepared covering the time period during which Mr. Maxwell was President of the Company, in a form similar to the Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 and Certification of Chief Executive Officer; and (ii) Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, which reporting companies are required to file as attachments to each periodic filing with the Commission, which certification Mr. Maxwell later made, for the periods from June 30, 2006 to March 31, 2007.

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

The Series A Preferred Stock has a par value of $0.001 per share. The Series A Preferred Stock consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the one thousand (1,000) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares.

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

In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

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

In connection with the Reiersen Release, we agreed to pay Reiersen $2,500 within ten (10) business days of the parties entry into the Reiersen Release (which funds have been paid to date), and issue Reiersen 250,000 restricted shares of our common stock, which shares have been issued to date within ten (10) days of the parties entry into the Reiersen Release.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the “First Amendment”).  Pursuant to the First Amendment, Laurus agreed to:

(a)
waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007, which date we were able to become current by;

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

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the “Jacobs Agreement”) by and between the Company, Frank A. Jacobs, our former officer and Director (“Jacobs”), and Jacobs Oil & Gas Limited, a British Columbia corporation (“JOGL” and collectively with Jacobs, the “Jacobs Parties”), Clover Capital, a creditor of the Company (“Clover”), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (“Capersia”), Peter Wilson, an individual and a former Director of the Company (“Wilson”), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (“SGC” and collectively with Clover, Capersia and Wilson, the “Non-Jacobs Parties,” and with the Jacobs Parties, the “Interested Parties”).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the “Disputes”).  We entered into the Jacobs Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Jacobs Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”), which shares have not been cancelled to date, and are therefore included in the number of issued and outstanding shares disclosed throughout this report; all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Jacobs Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersia’s possession received through Texhoma’s previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the “Capersia Shares”), Capersia will not transfer shares in excess of 2% of Texhoma’s then outstanding shares in any three (3) month period, until the second anniversary of the Jacobs Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (“Morgan Creek”) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the “Jacobs Note” and “Morgan Creek Shares”), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Jacobs Agreement, the Interested Parties agreed to release the Company from any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs’ employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Jacobs Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Jacobs Agreement of $0.46.

ITEM 2. DESCRIPTION OF PROPERTY

Office Space Lease

Effective June 11, 2007, we entered into a lease for office space at 100 Highland Park Village - Suite 200, Dallas, Texas. Pursuant to the office space lease, we agreed to rent approximately 80 square feet of office space for total monthly rent of $586 per month from the effective date of the agreement until June 30, 2008, and to rent another approximately 80 square feet of office space for total monthly rent of $1,675 starting September 1, 2007. Therefore, the total monthly rent due under the agreement was $586 from June 11, 2007 until September 1, 2007, and $1,675 thereafter for the term of the agreement. The lease also includes approximately $500 of additional monthly expenses associated with internet access, telephone and fax costs and answering services per month.

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

Texhoma separately holds an interest in the Clovelly project, located in LaFourche, Louisiana, which consists of two drilling locations.  One of these locations is classified as proved undeveloped (“PUD”), and the other one is an exploratory drill site.  Texhoma’s interests in the lease are approximately an 11% working interest and a 7.7% NRI before payout and 8.8% WI and 6.61% NRI after payout.

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

Texhoma Energy, Inc.
Estimated Net Reserves and Income Data
Attributable to Certain Leasehold Interests
As of January 1, 2008

	Proved Developed		Total
	Producing	Behind Pipe	Undeveloped	Proved
Remaining Reserves
Oil/Condensate - MBbls	66	4	-	70
Gas-MMCF	259	21	-	280

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

Reserves Reported to Other Agencies

The Company has not filed or reported reserve information to any federal authority or agency other than the Securities and Exchange Commission.

Productive Wells and Acreage

The total gross and net wells, expressed separately for oil and gas, and the total gross and net developed acres as of January 1, 2008, were as follows:

	Productive Wells		Developed Acres
Geographic Area Louisiana	Gross Oil Gas 8 0	Net Oil Gas 1 0	Gross Oil Gas 1,498 0	Net Oil Gas 141.4 0

Wells that produce both oil and gas are treated as oil wells herein.  Of the 8 gross wells, all are producing oil and gas.

Undeveloped Acreage

At January 1, 2008, the Company held interests in 160 gross (18.8 net) undeveloped acres in the United States, as summarized below:

Geographic Area Louisiana	Gross Acres 160	Net Acres 18.8

All the acreage shown is held by production from the Company’s wells that were producing as of January 1, 2008.

Production

The following table sets forth, by geographic area, for the fiscal years 2007 and 2006:  1) the Company’s portion of the net quantities of oil in barrels, and gas in thousands of cubic feet (“MCF”), produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels (“Bbls”) for oil, or barrels-of-oil equivalent (“BOE”) for gas.  One BOE equals 6 MCF of gas.

	2007	2006
	Oil Gas	Oil Gas
1) Net Quantities: (Bbls or MCF) Louisiana	14,460 92,853	14,240 81,054
2) Average Sales Price/Bbl or MCF: Louisiana	$65.88 $8.63	$67.86 $8.52
3) Average Lifting Cost/Bbl or BOE: Louisiana	$14.85	$14.45

Drilling Activity

Drilling activity for 2007 included work over of the Little White Lakes’ field,  Intracoastal SL #3, but resulted in a shut in well due to excessive water production.  The Barnes Creek property well was successfully worked over and is currently producing at full potential.  Peoples’ Energy, who operated the Edgerly Field, was acquired by El Paso during the year.  As a result their future drilling activities have not been determined, resulting in two wells that were included in our production last year not being included in the current year, namely North American Land #5 and 6.

In fiscal 2006, the Company participated in drilling activity in the Allain Lebreton #2 well on a prospect close to the existing Clovelly oil and gas field in Louisiana.  This drilling program was unsuccessful and the well was abandoned.  The Company has not participated in any further exploratory drilling during the two years ended September 30, 2007.

Plan of Operations

Since the Company does not own the majority interests in the producing wells and in the leases, it is difficult to project future development and exploration activities.  Based on previous reports and correspondence, a well is not expected to be drilled in the Clovelly Prospect in 2008.

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

The Company has been threatened with arbitration by ORX Resources, Inc. in connection with funds which ORX believes it is due in connection with fees and expenses owed by the Company in connection with the Clovelly Joint Venture.  Our former President and Director, Max Maxwell, formerly served as Vice President and Director of ORX.  ORX has not filed any formal proceeding against the Company, and the Company hopes to work with ORX  to settle this matter and avoid any formal legal proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None during the period of this report.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the "pink sheets" published by the National Quotation Bureau under the symbol "TXHE". However, the fact that our securities have limited and sporadic trading on the pink sheets does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board, now that the Company has become current in its periodic filings with the Commission.  As of December 26, 2007, the Company had approximately 231,412,224  shares of common stock outstanding held by approximately 184 shareholders of record, which amount does not include 18,000,000 shares of common stock previously held by Valeska Energy Corp. as of December 26, 2007, which the Company and Valeska have cancelled to date.

Recent Sales Of Unregistered Securities

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we agreed to issue Valeska 10,000,000 shares of our restricted common stock and “cashless” options to purchase 60,000,000 shares of our common stock at an exercise price of $0.02 per share which price was greater than 110% of the trading value of our common stock on the grant date of such options, which options and shares have been issued as of the date of this report. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were be paid by the Company.

In connection with the Reiersen Release (described above), we agreed to issue Terje Reiersen 250,000 restricted shares of our common stock, which shares have  been issued.   We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance will not involve a public offering, the recipient will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the issuance and no underwriting discounts or commissions will be paid by the Company.

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”).  One Unit was sold immediately to the Purchaser, and one Unit was sold to Purchaser shortly after December 15, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008, and the second on December 19, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back subscription rights in connection with the sale of the Units. We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company’s current plan of operations for the next twelve (12) months is to seek a quotation of the Company’s common stock on the OTCBB, continue to get the Company’s accounting and controls and procedures in order, and work to decrease the Company’s current liabilities. In addition, the Company is aggressively seeking opportunities for acquisitions to grow the asset base of the Company and increase revenue and shareholder value.

In connection with our properties, a deal we had in place to sell the Clovelly Field interests fell through, and we are relying on the operators of our other properties regarding the direction of those prospects.  To date, all of those operators have indicated that they have no plans to expand their current drilling prospects.

We currently believe that we can continue our operations for approximately the next three months with funds raised in June 2007, and anticipate needing to raise approximately $300,000 in the next twelve months to pay our current liabilities and maintain our current rate of monthly expenditures, of which there can be no assurance.  Additionally, due to the fact that the assets held by Texaurus are not generating the level of revenue as we originally anticipated, we will need to raise additional capital in Texaurus to repay the interest and principal on the Laurus Note and/or for working capital purposes in the future, which funds may be raised through the sale of debt and/or equity in Texaurus.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

We reported revenues of $1,848,000 for the year ended September 30, 2007 compared with $2,258,000 for the year ended September 30, 2006.  The decrease in revenues for the year ended September 30, 2007, compared to the year ended September 30, 2006, was due to the fact that for the year ended September 30, 2007 we incurred  revenue of $90,000 from the promotion and sale of our oil and gas lease investments as compared with revenue of $650,000 for the year ended September 30, 2006.  This was offset by a $150,000 increase in production revenue due to our Little White Lake property, due to a full year of earning for the property during the year ended September 30, 2007, compared to only nine months for the year ended September 30, 2006.  The result of the decrease in revenues from the promotion of oil and gas lease investments, offset by the increase in production revenue was a net decrease of $410,000 in revenue for the year ended September 30, 2007 as compared with the year ended September 30, 2006.

We had oil and gas exploration expenses of $445,000 for the year ended September 30, 2007 compared to $4,003,000 for the year ended September 30, 2006, a decrease of $3,558,000 from the prior period.  The oil and gas exploration expenses for the year ended September 30, 2006, were higher than the year ended September 30, 2007, due to $920,000 in write down of investments that proved to be non-producing and were abandoned.  In addition, the future production of the Little White Lake Property was estimated to be less than the value originally anticipated and as such an impairment of $2,682,000 was recognized for the year ended September 30, 2006, which was not represented for the year ended September 30, 2007.

Depletion of $1,036,000 was recorded for the year ended September 30, 2007 as compared with $1,302,000 for the year ended September 30, 2006.  The reduced expense reflects the reduction in the value of Little White Lake Property as a result of recognizing the impairment at September 30, 2006.

We had total general and administrative expenses of $1,997,000 for the year ended September 30, 2007, compared to $810,000 for the year ended September 30, 2006, an increase of $1,187,000 from the prior period.  The increase in general and administrative expenses was mainly due to $800,000 of option expense, $180,000 of accounting and legal expense incurred as a result of efforts to bring our filings current, and management fees of approximately $503,000 in the form of stock issued to Valeska Energy, which were not present during the year ended September 30, 2006.

In connection with our raising the necessary capital funding to pursue our planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  As a result of  the expiration of some of these warrants during the year ended September 30, 2007, we recognized an $859,000 reduction in related stock accretion expense for the year ended September 30, 2007, as compared with accretion expense of $1,165,000 for the year ended September 30, 2006.

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties and as a result earned $161,000 on these sales for the year ended September 30, 2006, as compared with $0 for the year ended September 30, 2007.  As part of the proceeds from selling working interests in 2006, we accepted 200,000 shares of Morgan Creek Energy (“MCRE”) common stock with a value of $350,000.  As of September 30, 2007 the trading price MCRE was trading at $0.50 per share and as such we reported an impairment of the investment of $250,000.  Subsequent to the year ended September 30, 2007, we released all rights to the MCRE shares to our former officer and Director, Frank Jacobs, in connection with our entry into the Jacobs Agreement, described above.

We incurred net interest expense of $1,158,000 for the year ended September 30, 2007,  in connection with the Laurus Note as compared with $583,000 of net interest expense for the year ended September 30, 2006.  The increase in interest expense associated with the Laurus Note was due to the fact that the Laurus Note was outstanding and accruing interest for all of the year ended September 30, 2007, compared to only nine months of the year ended September 30, 2006.

We incurred a net loss of $2,188,000 for the year ended September 30, 2007 as compared to a net loss of $5,443,000 for the year ended September 30, 2006, a decrease in net loss of $3,255,000 from the prior period.  The decrease in net loss was mainly due to the reduction in oil and gas exploration expenses and the reduction in stock accretion and impairment expenses and the reduction in depletion and depreciation offset by the increase in interest expense due on the Laurus note and option expense and the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had total assets of $5,870,000, consisting of cash of $45,000 and restricted cash, in connection with the funding by Laurus, which cash is only distributable with the consent of Laurus of $219,000, accounts receivable of $434,000, net oil and gas properties of $4,556,000 and other assets of $616,000.

We had current liabilities of $2,159,000, consisting of accounts payable of $503,000, accrued expenses of $1,203,000 and notes payable related parties of $453,000, and a long term note payable of $8,155,000, representing the amount due to Laurus under the Laurus Note at September 30, 2007.  Our notes payable to related parties included notes which were payable to Capersia, Clover Capital and MFS Technology, of which the notes payable to Capersia, and Clover Capital were subsequently forgiven in connection with our entry into the Jacobs Agreement.

The approximately $493,000 note payable to Frank Jacobs, our former officer and Director, is comprised of a portion of the accrued expenses and notes payable described above,  netted with advances to Mr. Jacobs which are included in accounts receivable.  The full amount of the funds owed to Mr. Jacobs was forgiven by him as a result of the Jacobs Settlement described above.

We had negative working capital of $1,461,000 and a retained deficit of $15,005,000 as of September 30, 2007.

For the year ended September 30, 2007, we had cash provided by operating activities of $103,000, which consisted mainly of $714,594 of accrued expenses, $1,031,853 of depletion, $514,001 of stock issued for services, $323,018 of depreciation and amortization and $210,728 of other, offset by $2,187,921 of net loss and $858,573 of stock accretion gain.

We used cash for investing activities of $250,000, which amount reflects the impairment of the MCRE common stock investment.

We used $79,000 in cash for financing activities for the year ended September 30, 2007, a result of $381,391of repayments of loans from Laurus and from affiliates, offset by $297,500 of proceeds from the sale of common stock and warrants during the year ended September 30, 2007, which funds were raised to support our operating activities.

FUNDING TRANSACTIONS:

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.

We raised an aggregate of $125,000 through the sale of a convertible note and warrants to an investor (described in greater detail above) subsequent to the year ended September 30, 2007.  The same investor has also invested an additional $125,000 on similar terms on or about December 19, 2007.

We have subsequently used the majority of this funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray and the Management Agreement with Valeska, as described above.

We believe that we do not currently have sufficient funds to continue to pay the interest payments required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus on an ongoing basis.  As such, we are currently in negotiations with Laurus to amend the terms of the Secured Term Note, which there can be no assurance will be amended.  Additionally, we will need to repay $8,500,000 (minus any payment of principal on the Note which we are able to make through our 80% production payments to Laurus) on March 27, 2009, which funds we do not currently have and which we can provide no assurances will be available when such Note is due.  As such, if we are unable to come to terms with Laurus regarding the amendment and/or revision of the terms of the Secured Term Note, we will likely not be able to continue our business operations for more than approximately three months.  Not including the substantial funds we will require to repay the principal on the Secured Term Note and/or that we will require to make the required interest payments on the Secured Term Note, we will require approximately $300,000 of additional capital to  continue our planned oil and gas operations and seek out new acquisitions.

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

We believe that we do not currently have sufficient funds to continue to pay the interest payments required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus on an ongoing basis.  As such, we are currently in negotiations with Laurus to amend the terms of the Secured Term Note, which there can be no assurance will be amended.  Additionally, we will need to repay $8,500,000 (minus any payment of principal on the Note which we are able to make through our 80% production payments to Laurus) on March 27, 2009, which funds we do not currently have and which we can provide no assurances will be available when such Note is due.  As such, if we are unable to come to terms with Laurus regarding the amendment and/or revision of the terms of the Secured Term Note, we will likely not be able to continue our business operations for more than approximately three months.  Not including the substantial funds we will require to repay the principal on the Secured Term Note and/or that we will require to make the required interest payments on the Secured Term Note, we will require approximately $300,000 of additional capital to continue our planned oil and gas operations and seek out new acquisitions.

Additionally, as described below, we cannot be sure that we will find any oil and/or gas on our properties in the future, our current properties will continue to produce, our current production will be sufficient to repay the interest (or principal) on the Laurus Note, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the future sale of any oil and gas we may discover in the future.

Finally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, if any, we may need to raise additional capital substantially faster than six months, which we currently estimate such previously borrowed monies will last. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 9.25% per year (as of December 26, 2007), which is due and payable on March 27, 2009, and which principal and interest is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

There can be no assurance that we will have sufficient funds to pay any principal or interest on the Note when due on March 27, 2009, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above, and we do not currently believe that such production payments will be sufficient to repay such Note or such interest as of the date of this filing. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $8,500,000 to repay the Note (not including any adjustments for payment of principal in connection with production payments paid by Texaurus) by March 27, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations, which could cause any investment in the Company to become worthless.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

We have become aware of a subscription agreement relating to the sale of certain shares of our common stock in February 2005, which shares have not been issued to date, and which subscription agreement we have been unable to verify as of the date of this filing.  As a result of the subscription agreement, and our previous failure to issue shares in connection with such subscription agreement, we may have potential liability for such shareholders loss of liquidity and/or the decline in the value of our common stock.  Additionally, there may be other subscription agreements which we are not aware of relating to the sale of our common stock, which sales and issuances are not currently reflected with our Transfer Agent and/or in the number of outstanding shares of common stock disclosed throughout this report. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous subscription agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such shares when originally subscribed.

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

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 27,200,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which vote approximately 240,857,776 voting shares.  As a result, Mr. Simmons is able to vote a total of approximately 268,057,776 voting shares based on approximately 472,270,000 voting shares outstanding (representing 231,412,224  shares of common stock outstanding and approximately 240,857,776 shares of stock which the Series A Preferred Stock are able to vote) representing approximately 61.6% of our outstanding voting shares. As a result, our Directors and officers will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Mr. Simmons and Mr. Vesco, our President and Chief Executive Officer, respectively, are involved in business interests separate from their involvement with the Company, including but not limited to Valeska Energy Corp., which business and/or companies may also operate in the oil and gas industry similar to and/or in competition with the Company. Mr. Simmons and Mr. Vesco are under no obligation to include us in any transactions which they undertake. As a result, we may not benefit from connections they make and/or agreements they enter into while employed by us, and they, or companies they are associated with, including, but not limited to Valeska, may profit from transactions which they undertake while we do not.  As a result, they may find it more lucrative or beneficial to cease serving as officers or Directors of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us, shareholders should keep in mind that they are under no obligation to share their contacts and/or enter into favorable contracts and/or agreements they may come across with the Company, and as a result may choose to enter into such contracts or agreements through companies which they own, which are not affiliated with us, and from which we will receive no benefit.   Finally, certain of the agreements they may enter into on our behalf may benefit them more than us, including, but not limited to the Management Agreement, which currently pays Valeska $20,000 per month.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Texhoma Energy, Inc.

We have audited the accompanying consolidated balance sheets of Texhoma Energy, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years  in the two-year period ended September 30, 2007.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texhoma Energy, Inc. as of September 30, 2007 and 2006, and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GLO CPAs, LLP
GLO CPAs, LLP
Houston, Texas
January 15, 2008

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and September 30, 2006

ASSETS	September 2007	September 2006

Current Assets
Cash and cash equivalents	$44,785	$134,852
Restricted cash	219,088	355,025
Accounts receivable-miscellaneous	185,350	378,415
Accounts receivable-net oil and gas production	248,882	322,402

Total Current Assets	698,105	1,190,694

Oil and Gas Properties, net of depletion of $2,333,426 and $1,301,574 at September 30, 2007 and 2006, respectively	4,556,305	5,342,314

Other Assets	615,728	1,145,328

TOTAL ASSETS	$5,870,138	$7,678,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$502,875	$414,483
Accrued expenses	1,202,438	387,428
Notes payable related parties	453,432	603,432

Total Current Liabilities	2,158,745	1,405,343

Long term notes payable	8,155,280	8,381,471

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2007	1	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 231,162,252 and 181,662,252 shares issued and outstanding at September 30, 2007 and 2006, respectively	231,162	181,662
Additional paid-in capital	10,330,166	10,527,155
Retained deficit	(15,005,216)	(12,817,295)

Total Stockholders’ Deficit	(4,443,887)	(2,108,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,870,138	$7,678,336

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30, 2007 and 2006

	September 2007	September 2006
Revenues
Oil and gas interests	$1,847,647	$2,258,425

Total revenues	1,847,647	2,258,425

Operating expenses:
Oil and gas exploration	444,742	4,003,313

Gross Margin (Loss)	1,402,905	(1,744,888)

Depletion and depreciation	1,036,000	1,301,574
General and administrative expenses	1,996,520	809,612

Operating income (loss)	(1,629,615)	(3,856,074)

Other income (expenses):
Loss on sale of furniture and equipment	(8,441)	-
Stock accretion gain	858,573	(1,165,211
Foreign currency exchange	-	(211
Gain on sale of working interest promote	-	161,429
Loss on impairment of investments	(250,000)	-
Interest income	13,456	18,947
Interest expense	(1,171,894)	(601,416

Total other income (expense)	(558,306)	(1,586,462

Income (loss) before income taxes	(2,187,921)	(5,442,536)

Net income (loss)	$(2,187,921)	$(5,442,536)

Weighted average common shares outstanding	195,395,950	142,059,991

Basic earnings (loss) per share:	$(0.01)	$(0.04)

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended September 30, 2007 and 2006
						Paid-In			Total
						Capital			Stockholders'
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]
Balance, September 30, 2005	106,812,252	106,812	-	-	6,222,794	-	-	(7,374,759)	(1,045,153)

Shares issued, February 6, 2006 at $0.04 per share	2,000,000	2,000			78,000				80,000
Shares issued, March 15, 2006 at $0.04 per share	37,500,000	37,500			1,462,500				1,500,000
Shares issued, March 24, 2006 at $0.04 per share	7,500,000	7,500			292,500				300,000
Shares issued, April 10, 2006 for loan conversion at $0.04 per share	4,000,000	4,000			156,000				160,000
Shares issued, May 22, 2006 for loan conversion at $0.04 per share	18,375,000	18,375			716,625				735,000
Shares issued, May 31, 2006 for asset purchase at $0.08 per share	375,000	375			29,625				30,000
Shares issued, June 5, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, June 19, 2006 at $0.08 per share	250,000	250			19,750				20,000
Shares issued, June 27, 2006 at $0.08 per share	1,925,000	1,925			152,075				154,000
Shares issued, July 6, 2006 at $0.08 per share	1,000,000	1,000			79,000				80,000
Shares issued, September 25, 2006 at $0.08 per share	625,000	625			49,375				50,000
Shares issued, September 28, 2006 for employee services at $0.08 per share	300,000	300			24,700				25,000
Net (loss) at September 30, 2006								(5,442,536)	(5,442,536)
Stock accretion for warrants					1,165,211				1,165,211

Balance, September 30, 2006	181,662,252	181,662	-	-	10,527,155	-	-	(12,817,295)	(2,108,478)

Shares issued, June 7,2007 at $0.0125 per share	18,000,000	18,000		207,000		225,000
Shares issued, June 7,2007 at $0.0125 per share	4,800,000	4,800		55,200		60,000
Shares issued, June 10, 2007 for management agreement at $0.02 per share	15,200,000	15,200		288,800		304,000
Shares issued, July 9, 2007 at $0.0125 per share	1,000,000	1,000		11,500		12,500
Shares issued, July 1, 2007 for services agreement at $0.02 per share	500,000	500		9,500		10,000
Shares issued August 13, 2007 for management agreement at $0.02 per share	10,000,000	10,000		190,000		200,000
Shares issued August 13, 2007 for management agreement at $0.001 per share	1,000		1			1
Net (loss) at September 30, 2007					(2,187,921)	(2,187,921)
Stock accretion for warrants				(958,989)		(958,989)

Balance, September 30, 2007	231,162,252	231,162	1	10,330,166	(15,005,216)	(4,443,887)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2007 and 2006

	September 2007	September 2006
Cash flows from operating activities: Net loss	$(2,187,921)	$(5,442,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	1,031,853	1,301,574
Depreciation and amortization	323,018	162,864
Stock issued for services	514,001	25,000
Stock based compensation	-	-
Stock accretion gain	(858,573)	1,165,211
Oil and gas exploration costs	-	3,590,082

Change in assets and liabilities:
Accounts receivable	266,584	(700,817)
Accounts payable	88,393	387,034
Accrued expenses	714,594	264,919
Other	210,728	(351,578)
Net cash provided by operating activities	102,677	401,753

Cash flows from investing activities:
Investment in Black Swan	-	-
Oil and gas property investments	(249,990)	(11,190,584)
Other assets	-	-
Net cash used in investing activities	(249,990)	(11,190,584)

Cash flows from financing activities:
Loans from affiliates	5,200	413,432
Loan repayment to affiliates	(65,200)	(105,000)
Notes payable proceeds	-	11,250,000
Repayment of notes payable	(316,191)	(2,723,529)
Stock issued for asset purchase	-	1,610,000
Proceeds from issuance of common stock	297,500	684,000
Net cash provided by (used in) financing activities	(78,691)	11,128,903

Increase (decrease) in cash and cash equivalents	(226,004)	340,072
Cash and cash equivalents at beginning of period	489,877	149,805
Cash and cash equivalents at end of year	$263,873	$489,877

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

1. Summary of Significant Accounting Policies

Description of Business - Texhoma Energy, Inc. was originally incorporated as Pacific Sports Enterprises, Inc. in 1998.  Texhoma is engaged in the exploration for and the production of hydrocarbons, more commonly known as the exploration and production of crude oil and natural gas.  In March 2006, Texhoma incorporated a subsidiary, Texaurus Energy, Inc. in Delaware for the same purpose.

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

Fair Value of Financial Instruments - SFAS No. 107, Disclosures about Fair Values of Financial Instruments (FAS 107), requires disclosing fair values to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. For certain financial instruments, including cash, accounts payable, and accrued expenses and short term debt, it was assumed that the carrying value does not materially differ from fair value.  The fair value of debt was determined based upon current rates at which Texhoma could borrow funds with similar maturities remaining.

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

Texhoma’s subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Little White Lakes was purchased effective April 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the leaseholds were as follows:

Field	Total Proven Reserves	Remaining at September 30, 2007	Depletion rate for September 30, 2007	Depletion rate for September 30, 2006

Barnes Creek	73,310	51,450	16.2%	14.9%

Edgerly	210,574	51,273	15.9%	4.9%

Little White Lakes	27,673	10,159	50.5%	20.8%

Oil and Natural Gas Exploration and Development – Texhoma records its exploration operations in accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19). Exploration involves identifying areas that may warrant inspection and/or examination of specific areas that indicate they may possess the presence of oil and gas reserves, including the drilling of exploration wells and collecting seismic data.

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

Should it be determined subsequent to a financial reporting period and prior to the issuance of financial statements for that reporting period, that an exploratory well has not found commercially exploitable hydrocarbons, any costs incurred through the end of that reporting period, net of salvage value, must be written off in that prior period under FASB Interpretation No. 36, Accounting for Exploratory Wells in Progress at the End of the Period (FAS 36).

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $3,273,000 deferred income tax asset at September 30, 2007 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $2,836,000  is related to the net operating loss generated for the year ended September  30, 2007.  Management determined that because the Company has not yet generated taxable income, because of the changes in control that have occurred and the fact that certain losses were generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some, or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $8,340,000 expires from 2011 to 2026.  The future utilization of the net operating losses is uncertain.

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

The effects of the adoption of FAS No. 123(R) on Texhoma’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhoma’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award.  In addition, Texhoma utilizes restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhoma’s common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154).  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. FAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. Texhoma does not believe the adoption of FAS 154 has had a material impact on its financial statements.

Inventory Cost - In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Texhoma’s first quarter of 2006. Texhoma does not believe that the adoption of FAS 151 did not have a material impact on its financial statements.

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were made during the year ended September 30, 2007.

Texhoma and its subsidiary, Texaurus Energy, Inc. acquired oil and gas leasehold properties at a cost  of $11.191 million during the year ended September 30, 2006.  During the year $916,000 of those acquisitions proved to be unsuccessful, and were written off for the financial statement presentation.  In addition, third party engineering reports projected that the future value of the Little White Lake interest retained significantly less future value than was reflected in the depleted amount per the balance sheet at September 30, 2006 and as such recorded an impairment of $2,682,000 for the year then ended.

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

Common Stock– In May 2007, 4,800,000 shares of our common stock were subscribed for at $0.0125 per share for a total consideration of $60,000.

 In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William M. Simmons is the President of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons, 1,000,000 shares to Valeska Energy Corp., and 1,000,000 shares to Asset Solutions (Hong Kong) Ltd.

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

On April 10, 2006, Texhoma Energy, Inc. (the "Company") entered into a Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation, formerly Devon Energy Thai Holdings, Ltd. ("LOGI").  The Company and LOGI agreed to convert $160,000 of the $895,000 which LOGI was owed into an aggregate of 4,000,000 shares (or one (1) share for each $0.04 of debt converted) of newly issued shares of the Company's restricted common stock. The Director and 50% owner of LOGI is Max Maxwell, was a Director of the Company from April 10, 2006 until May 1, 2007 and  President of the Company from April 12, 2006 until May 1, 2007 and Chief Executive Officer of the Company from June 5, 2006 until May 1, 2007.

On May 15, 2006, Lucayan Oil and Gas Investments, Ltd. ("LOGI") provided the Company notice of its desire to convert its $735,000 Promissory Note into 18,375,000 shares of the Company's common stock. The Company's Board of Directors approved such issuance on May 18, 2006.

In June 2006, the Company accepted subscriptions for 3,175,000 shares of its common stock at $0.08 share for $254,000 in cash.  The Company also granted warrants to purchase 3,175,000 shares at $0.15 per share expiring in one year and all warrants have since expired.

In June 2006, the Company accepted subscriptions for 1,000,000 shares of our common stock at $0.08 per share for $80,000 in cash and the Company also granted warrants to purchase 1,000,000 shares with an exercise price of $0.15 per share expiring in one year.  Of which all warrants have since expired.

In conjunction with the acquisition of three of the Sunray properties, we issued 375,000 shares of common stock and granted warrants to purchase 375,000 shares at an exercise price of $0.15 per share expiring in one year, these warrants have since expired.

In July 2006 the Company accepted subscriptions for 1,000,000 shares of our common stock at $0.08 per share for $80,000 in cash and the Company also granted warrants to purchase 1,000,000 shares with an exercise price of $0.15 per share expiring in one year and as of September 30, 2007 these warrants have expired.

In September, 2006 the Company accepted subscriptions for 625,000 shares of our common stock at $0.08 per share for $50,000 and the Company also granted warrants to purchase 625,000 shares with an exercise price of $0.15 per share expiring in one year.   These warrants have expired as of September 30, 2007.

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

The following is a summary of the option activity during the years ended September 30, 2007 and 2006:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2005	-	-
Granted	12,000,000	$0.13
Balance at September 30, 2006	12,000,000	$0.13
Expired	10,000,000	$0.13
Granted	60,000,000	$0.02
Balance at September 30, 2007	62,000,000	$0.0235

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of September 30, 2007, 61,250,000 of the options were vested. During the year 10,000,000 of options issued to former employees and associates expired and 60,000,000 new options were issued to Valeska Energy Corp. The trading price of our stock was $0.01375 per share at September 30, 2007 and the Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 182%, weighted-average expected life of 1.667 years and no expected dividend yield, resulted in a fair value per option of $0.015.  As such we increased the accrual for option expense by $811,000 in our current financial statements.

As of September 30, 2006, 2,500,000 of options were vested and based on our knowledge at that date, we  applied a forfeiture rate of 90% to the vested options.  $12,964 of option expense was accrued as of September 30, 2006. The trading price of our stock was $0.09 per share on September 30, 2006.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 127%, weighted-average expected life of two years and no expected dividend yield, resulted in a fair value per option of $0.0518.

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

In conjunction with the acquisition of three of the Sunray properties, we issued 375,000 shares of common stock and granted warrants to purchase 375,000 shares of common stock at an exercise price of $0.15 per share expiring in one year.  Subsequent to the acquisition of the Sunray properties, we executed an agreement to sell a percentage of our working interest in the properties to Matrixx, thereby reducing our cash investment and liability for future cash calls.  Additionally, we agreed to pay Sunray $113,161 in cash, of which $50,624 remained outstanding as of December 31, 2007.

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

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed $895,000 to LOGI  as of the date  of the Debt Conversion Agreement in connection  with  money  advanced to the Company in March 2005 for the fulfillment of  a portion of the cash call commitments for the drilling by Black Swan Thai.  Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000  of  the  $895,000 of  which  LOGI was owed into an aggregate of 4,000,000 shares (or one (1)  share  for  each $0.04 of debt converted) of newly issued shares of the Company’s restricted common stock.  Mr. Max Maxwell, our former President is a 50% owner of LOGI.

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

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the President of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Corp.

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

On June 8, 2006, we entered into a Promissory Note and Security Agreement (the "Promissory Note"), with Polaris Holdings, Inc., which held 12,500,000 shares of our common stock ("Polaris"). Pursuant to the Promissory Note, Polaris gave us a $250,000 loan. The Promissory Note was due and payable on August 10, 2006, with interest at 12% per annum. As part payment of the note we exchanged  our remaining interest in Buck Snag and 5% of  our interest in Sandy Point to Polaris, in consideration for a reduction of the note in the amount of $90,000.  Since May 2007, the balance of the note has been repaid.    We also gave Polaris an Option to participate in our Clovelly Field interests in connection with the Promissory Note (described below). We agreed pursuant to the Promissory Note to repay the amounts owed to Polaris by way of (a) two-thirds of the net proceeds we receive from any stock sales while the Promissory Note is outstanding, and (b) one-third of our share of the production income we receive from our oil and gas interests in Vermillion Parish, Louisiana, which represents a 10% working interest (7.3% net revenue interest) in such leases and our oil and gas interests in the Barnes Creek Field, located in Allen Parish, Louisiana and the Edgerly Field located in Calcasieu Parish, Louisiana from Kilrush Petroleum, Inc., which constitutes a 7.42% working interest (a 5.38% net revenue interest) in the Barnes Creek gas field, and an 11.76% working interest (8.47% net revenue interest) in the Edgerly oil field (the "Texaurus Interests").

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

9.  WARRANTS

The following is a summary of the warrant activity during the years ended September 30, 2007 and 2006:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2005	-	-
Granted	11,687,500	$0.04
Granted	5,175,000	$0.15
Outstanding at September 30, 2006	16,862,500	$0.074
Expired	5,175,000	$0.15
Balance at September 30, 2007	11,687,500	$0.04

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, and consideration is received, the transaction is recorded as an increase in Common Shares and Paid-in-Capital.

During the year ended September 30, 2007 5,175,000 of warrants granted expired unexercised.  The trading price of our stock was $0.01375 and the warrants remaining were issued at $0.04 per share. The Black Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 182%, weighted-average expected life of 3.5 years and no expected dividend yield, resulted in a fair value per warrant of $0.01767. As a result, based upon the Black-Scholes option pricing model we reported a reduction in warrant expense for the year ended September 30, 2007 by $858,573.

During the year ended September 30, 2006, we granted 4,800,000 warrants in conjunction with subscriptions of our common stock,.  Another 375,000 warrants were granted as part of the consideration given for the Sunray purchase.  Additionally, a total of 11,687,500 warrants were granted to Laurus and related parties in conjunction with the $8,500,000 funding to further our oil and gas property acquisitions.

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

10. COMMITMENTS AND CONTINGENCIES

As discussed in the prior year filings, management wound down operations in Thailand and Australia related to their Black Swan investment, after unsuccessful drilling in the Concession.  A determination has not been made as to the financial or legal consequence to Texhoma or its officers or its shareholders, for subsequent obligations, if any, to persons or governmental entities which may arise from doing business or owning or leasing property in Thailand and Australia.

11. SUBSEQUENT EVENTS

 On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (“Reiersen” and the “Reiersen Release”).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

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

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the “Agreement”) by and between the Company, Frank A. Jacobs, our former officer and Director (“Jacobs”), and Jacobs Oil & Gas Limited, a British Columbia corporation (“JOGL” and collectively with Jacobs, the “Jacobs Parties”), Clover Capital, a creditor of the Company (“Clover”), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (“Capersia”), Peter Wilson, an individual and a former Director of the Company (“Wilson”), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (“SGC” and collectively with Clover, Capersia and Wilson, the “Non-Jacobs Parties,” and with the Jacobs Parties, the “Interested Parties”).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the “Disputes”).  We entered into the Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”); all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs agreed to certify the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from approximately January 2005 to June 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersia’s possession received through Texhoma’s previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the “Capersia Shares”), Capersia will not transfer shares in excess of 2% of Texhoma’s then outstanding shares in any three (3) month period, until the second anniversary of the Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (“Morgan Creek”) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the “Jacobs Note” and “Morgan Creek Shares”), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Agreement, the Interested Parties agreed to release the Company from  any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs’ employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Agreement of $0.46.

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock each, with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”).  One Unit was sold immediately to the Purchaser, and one Unit was sold to Purchaser shortly after December 15, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008 and the second due on December 19, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back subscription rights in connection with the sale of the Units.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company incurred net losses from operations of $2,188,000 for the current fiscal year and has incurred $15,005,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

Capitalized Costs Related to Oil and Gas Activities

Aggregate capitalized costs at September 30, 2007 relating to Texhoma's crude oil and natural gas producing activities, including asset retirement costs and related accumulated DD&A are shown below:

Unproved properties	$-
Proved properties	9,571,925
Less accumulated DD&A and impairment reserve	5,015,620

Net capitalized costs	$4,556,305

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with Texhoma's crude oil and natural gas acquisition, exploration and development activities are shown below:

September 30, 2007

Property acquisition
Unproved	$-
Proved	253,531
Exploration	-
Development	-

Total costs incurred	$253,531

September 30, 2006

Property acquisition
Unproved	$-
Proved	9,318,395
Exploration	916,000
Development	-

Total costs incurred	$10,234,395

Results of Operations for Producing Activities

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and Natural Gas Liquids (“NGLs”). The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include Depletion, Depreciation & Amortization (“DD&A”) allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided at September 30, 2007 and 2006. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	2007	2006
Net revenue from production	$1,757,647	$2,258,425

Production costs	444,742	1,321,119
DD&A	1,031,851	1,301,574
Impairment reserve	-	2,682,194

Total costs	1,476,593	5,304,887

Gain (Loss) before income tax	281,054	(3,046,462)

DD&A rate per Barrel of Oil Equivalency “BOE”	7.23	4.18

DD&A and impairment rate per BOE	7.23	12.79

Proved Reserves

The following reserve schedule summarizes Texhoma's net ownership interests in estimated quantities of proved oil reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by RA Lenser & Associates, Inc., independent petroleum engineers.

Proved reserves:	Equivalent bbls
Balance - September 30, 2006	283,808
Revisions of previous estimates	(140,990)
Purchases of minerals in place	-
Extensions, discoveries and other additions	-
Production	(29,936)

Balance, September 30, 2007	112,882

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

Future cash inflows	$7,666,217
Future production costs	(1,231,649)
Future development costs	(33,358)
Future income tax expenses	(-)

Future net cash flows	6,401,210
10% annual discount for estimated timing of cash flows	1,781,386

Standardized measure of discounted future cash flows	$4,619,824

The standardized measure of discounted future net cash flows as of September 30, 2006 was calculated using $81.77 per barrel of oil and $6.87 per thousand cubic feet (“mcf”) of gas.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to Texhoma's proved crude oil reserves, as required by SFAS No. 69, at September 30, 2007 and 2006 are set forth in the table below.

Standardized measure of discounted future net cash flows
September 30, 2006	$8,685,000
Purchases of minerals in place	245,000
Changes in estimated future development costs	(509,000)
Sales of oil and gas, net of production	(1,313,000)
Revisions of previous quantity estimates	(1,287,000)
Accretion of discount, other	(1,200,000)
Standardized measure of discounted future net cash flows
September 30, 2007	$4,621,000

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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to file our 2005, 2006 and 2007 quarterly and annual reports timely.

Moving forward, our current management intends to allocate sufficient resources to allow us to timely file our periodic and current reports with the Commission.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal year reported by this Form 10-KSB, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current Directors and Officers of the Company are as follows:

Name	Age	Position

William M. Simmons	54	President,
		Secretary, Treasurer and Director

Daniel Vesco	54	Chief Executive Officer,,
		Chief Financial Officer and
		Director

Ibrahim Nafi Onat	61	Director and
		Vice President of Operations

William M. Simmons
President, Secretary, Treasurer and Director

William M. Simmons, age 54, has served as our President since May 17, 2007, as a Director of the Company since June 4, 2007 and as Secretary and Treasurer of the Company since July 26, 2007.  Mr. Simmons has served as a Director of Texaurus since June 30, 2007.  Mr. Simmons currently serves as the President of Valeska Energy Corp., which position he has held since June 2006, and as President of Loosbrock Offshore International, Inc., which position he has held since April 1987, and which company is engaged in the offshore drilling industry as a consultant and broker. From June 2005 until May 2006, Mr. Simmons served as Senior Editor and leader of the energy group for Off The Record Research, LLC, a registered investment advisor and broker dealer firm.

Mr. Simmons obtained his Bachelors degree from Texas A&M University in College Station, Texas in Geography in 1980.

Daniel Vesco
Chief Executive Officer, Chief Financial Officer, and Director

Daniel Vesco, age 54, has served as our Chief Executive Officer since May 17, 2007, as a Director since June 4, 2007 and as Chief Financial Officer since July 26, 2007.  Mr. Vesco has served as Chief Executive Officer and as a Director of our wholly owned subsidiary, Texaurus Energy, Inc. since June 30, 2007 (“Texaurus”). Mr. Vesco has been Managing Director of Asset Solutions (Hong Kong) Limited, a Hong Kong based boutique investment bank for the past 7 years and is a resident of Hong Kong. Asset Solutions is engaged in corporate advisory, Mergers and Acquisitions and institutional (non retail) fund raising activities principally focused on Asia, including China.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended September 30, 2007, 2006, and 2005.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

						Other
	Year					Annual	Total*
Name & Principal	Ended			Restricted Stock	Options/	Compen-	Compen-
Position	September 30	Salary ($)	Bonus ($)	Awards ($)	Warrant Grants	sation	sation

Daniel Vesco	2007(1)	-	-	-	-	-	-
CEO, CFO and Director

William M. Simmons	2007(1)	-	-	-	-	-	-
President and Director

Ibrahim Nafi Onat	2007(6)	$30,000	-	$10,000 (6)	-	-	$40,000
Director

Max Maxwell	2007	$138,804(G)	-	-	-	-	$138,804(G)
Former President and Director (2)	2006	$109,060	$25,000	-	(A)	$16,040 (B)	$150,100

Frank A. Jacobs	2007	$0	-	-	-	-	-
Former Director/CEO/CFO (3)	2006	$80,000 (C)	-	-	(D)	-	$80,000
	2005	$99,000 (C)	-	-	-	-	$99,000

Brian Alexander	2006	$36,000 (E)	-	-	-	-	$36,000
Former President / CEO/CFO/Director (4)	2005	$27,000 (E)	-	-	(F)	-	$27,000

Marc Applbaum	2005	-	-	-	-	-	-
Former President, CEO and Director

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above. No Executive Officer received any bonus, or nonqualified deferred compensation earnings during the years disclosed above, other than as provided above.  No executive Director of the Company received any separate consideration for his service to the board other than what he received as an executive officer.

(1)Mr. Vesco and Mr. Simmons are not paid a salary from the Company, they have not  been directly issued any restricted shares or options or warrants from the Company, and they are reimbursed by the Company directly or indirectly for any Company expenses.  They are paid however through the Management Services Agreement with Valeska, which Mr. Simmons serves as President of and Mr. Vesco beneficially owns through an entity which he controls.  Additionally, Valeska has been issued restricted common stock by the Company, and has been granted warrants to purchase shares of common stock as described in greater detail herein.  Finally, through the Management Services Agreement, Valeska may be reimbursed directly for the reasonable business expenses of Mr. Vesco and/or Mr. Simmons in connection with their services to the Company.  The Management Services Agreement, as amended, is described in greater detail below under “Other Certain Relationships and Related Transactions.”  On June 4, 2007, Daniel Vesco was appointed as Chief Executive Officer and as a Director of the Company.  On June 4, 2007, William M. Simmons was appointed as President and as a Director of the Company. On July 26, 2007, William M. Simmons was appointed as Secretary and Treasurer of the Company. On July 26, 2007, Mr. Vesco was appointed as our Chief Financial Officer.

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

(5) Served as President and Chief Executive Officer from approximately May 17, 2004 to November 2, 2004.

(6) Effective July 1, 2007, the Company entered into a one year consulting agreement with Mr. Nafi to serve as a Director of the Company, pursuant to which he was to be paid $2,500 per month, 500,000 restricted shares of common stock (valued at $0.02 per share or $10,000), which have been issued to date, and 500,000 restricted shares of common stock assuming he was still employed by the Company six months after the effective date of the agreement, which he was, but which shares have not been issued to date or included in the number of issued and outstanding shares disclosed throughout this report.

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

(C) Approximately $90,000 of Mr. Jacobs' salary for the year ended September 30, 2005 was accrued and remains unpaid.  Approximately $55,000 of Mr. Jacobs’ salary for the year ended September 30, 2006 was accrued.  All of Mr. Jacobs’ accrued and unpaid salary was extinguished by Mr. Jacobs in connection with Mr. Jacobs entry into the Settlement Agreement and Mutual Release, described above.

(D) Mr. Jacobs was granted an aggregate of 4,000,000 Non-Qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company’s common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months as long as Mr. Jacobs was employed by the Company, and as such Mr. Jacobs vested 2,000,000 Options prior to his resignation from the Company on June 14, 2007.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options expired unexercised on September 14, 2007.  The Options were issued above the market price of the Company’s common stock on the date of issuance, and as such Options expired unexercised, the grant of such Options have been given no value in the table above.

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

(G) This amount included $43,392 which was paid to Mr. Maxwell, and $95,412 which was accrued and later extinguished in connection with the Settlement Agreement entered into with Mr. Maxwell as described in greater detail above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 26, 2007 and by our officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

		Common Stock	(1)	Percentage	Shares of Common Stock the Holder of our Series A Preferred Stock is able to Vote*	Total Voting Percentage Including Preferred Stock Outstanding*	(2)

William M. Simmons		87,200,000	(3)	29.9%	240,857,776 (4)	61.6%
President, Secretary, Treasuer and Director
100 Highland Park Village
Dallas, Texas 75205

Daniel Vesco		0	(5)	0.0%	-	0.0%
Chief Executive Officer, Chief Financial Officer and Director
100 Highland Park Village
Dallas, Texas 75205

Nafi Onat		500,000		0.2%	-	0.1%
Director
100 Highland Park Village
Dallas, Texas 75205

Valeska Energy Corp.	(6)	86,200,000		29.6%	240,857,776 (7)	61.4%
1000 Guadalupe Street #2C
Kerrville, Texas 78028

Capersia Pte. Ltd.	(8)	30,000,000		13.0%	-	6.4%
96A Club Street
Singapore 069464

Pagest Services SA	(9)	40,000,000		9.9%	-	8.4%
rue Thalberg 2, c/o
Finova Associes SA,
Geneva Switerland

Structured Capital Corporation	(10)	19,350,000		8.4%	-	4.1%
c/o Gordon Rees L.L.P.
1900 West Loop, Suite 1100
Houston, Texas 77027

Lucayan Oil and Gas Investments, Ltd.	(11)	18,500,000		8.0%	-		3.9%

Hobart Global Ltd.	(12)	18,000,000		7.8%	-		3.8%
116 Main Street, B.V.I.

Polaris Holdings, Inc.	(13)	12,000,000		5.2%	-		2.5%
2411 Fountainview Dr. #120
Houston, Texas 77057

All of the Officers and Directors as a Group (3 persons)		87,700,000	(3)(5)	30.1%	240,857,776	(4)	61.7%

* Approximate.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

(2) Based on approximately 231,412,224  shares of common stock outstanding and one thousand (1,000) shares of Series A Preferred Stock outstanding, which is able to vote in aggregate, voting as a group, an amount of voting shares equal to 51% of our total voting shares.

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

(8) The beneficial owner of Capersia Pte. Ltd. is Sino Atlantic Limited (“Atlantic”) and the Director of Capersia Pte. Ltd. is Richard N. Wilson.

(9) The beneficial owner of Pagest Services SA (“Pagest”) is Jacques Point. The amount of common stock beneficially owned by Pagest includes 20,000,000 shares issuable in connection with the conversion of $250,000 of Convertible Promissory Notes at a conversion price of $0.0125 per share, which Convertible Notes are convertible at the option of the holder, and 10,000,000 Class A and 10,000,000 Class B warrants to purchase shares of the Company’s common stock at an exercise price of $0.02 and $0.03, respectively.  Pursuant to the terms of the Convertible Promissory Notes and Warrants held by Pagest, Pagest is not able to convert the Convertible Promissory Notes or exercise the Warrants, if such conversion or exercise, respectively, would cause it to own more than 9.9% of the Company’s common stock, provided however, that Pagest may waive such ownership limitation by providing us at least 75 days prior written notice of its intention to waive such limitation.

(10) The beneficial owner of Structured Capital Corporation is Jostein Hauge.

(11) The beneficial owners of Lucayan Oil and Gas, Ltd. (“LOGI”) are the Company's former President and Director, Max Maxwell, who is a 50% owner and Director of LOGI and A.E. "Buzz" Jehle,  who is a 50% owner and Director of LOGI.

(12) The beneficial owner of Hobart Global Ltd. is AIBWorthytrust Limited as Trustees of the Tyser 1998 Discretionary Settlement.

(13) The beneficial owner of Polaris Holdings, Inc. is Ingolfe Grinde.

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

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (“Valeska”), whose President is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the “Management Agreement”).

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

Additionally, in connection with the Release, Mr. Maxwell personally agreed, to the best of his ability, to cooperate with us in connection with an audit of us and Texaurus; to provide a list of the known liabilities of the Company which Mr. Maxwell was aware of; and to personally certify the accuracy and completeness any financial statements which the Company prepared covering the time period during which Mr. Maxwell was President of the Company, in a form similar to the Certification Of Chief Executive Officer and Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002 and Certification of Chief Executive Officer; and (ii) Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, which reporting companies are required to file as attachments to each periodic filing with the Commission, which certification Mr. Maxwell later made, for the periods from June 30, 2006 to March 31, 2007..

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

Subsequent Events

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

In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the “First Amendment”).  Pursuant to the First Amendment, Laurus agreed to:

(a)	waive any default which may have occurred as a result of our failure to become current in our filings with the Commission;
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

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the “Jacobs Agreement”) by and between the Company, Frank A. Jacobs, our former officer and Director (“Jacobs”), and Jacobs Oil & Gas Limited, a British Columbia corporation (“JOGL” and collectively with Jacobs, the “Jacobs Parties”), Clover Capital, a creditor of the Company (“Clover”), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (“Capersia”), Peter Wilson, an individual and a former Director of the Company (“Wilson”), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (“SGC” and collectively with Clover, Capersia and Wilson, the “Non-Jacobs Parties,” and with the Jacobs Parties, the “Interested Parties”).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the “Disputes”).  We entered into the Jacobs Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Jacobs Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”), which shares have not been cancelled to date, and are therefore included in the number of issued and outstanding shares disclosed throughout this report; all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Jacobs Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersia’s possession received through Texhoma’s previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the “Capersia Shares”), Capersia will not transfer shares in excess of 2% of Texhoma’s then outstanding shares in any three (3) month period, until the second anniversary of the Jacobs Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (“Morgan Creek”) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the “Jacobs Note” and “Morgan Creek Shares”), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Jacobs Agreement, the Interested Parties agreed to release the Company from  any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs’ employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Jacobs Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Jacobs Agreement of $0.46.

ITEM 13. EXHIBITS

A)           THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS ANNUAL REPORT.

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32(18)	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33(18)	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

10.34(19)	Settlement Agreement and Mutual Release

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on November 9, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to our Form 8-K, filed with the Commission on December 6, 2007, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed a report on Form 8-K on June 5, 2007, to report our entry into the Voting Agreement, Cooperation Agreement and Mutual Release with Max Maxwell and other parties, the entry into the Consulting Agreement with Nafi Onat, our Director, the sale of certain shares of unregistered securities, the Designation of our Series A Preferred Stock, and the appointment of Daniel Vesco as CEO, Director and interim CFO, and William M. Simmons as President, Treasurer and Director.

We filed a report on Form 8-K on December 6, 2007, to report our entry into the Settlement Agreement and Mutual Release with Frank Jacobs and related parties and the sale of certain units consisting of convertible promissory notes and warrants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended September 30, 2007, the Company incurred approximately $84,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2007 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2007.

During the fiscal year ended September 30, 2006, the Company incurred approximately $69,736 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2006 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended September 30, 2006.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: January 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	January 15, 2008
Chief Financial Officer,
(Principal Financial Officer) and
Director
/s/ William M. Simmons
William M. Simmons	President,	January 15, 2008
Secretary, Treasurer and
Director