Form 10QSB
period 2007-12-31
TEXHOMA ENERGY INC
filed 2008-02-19
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended December 31, 2007

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

At February 8, 2008, there were 245,112,224 shares of the issuer’s common stock outstanding, which includes 500,000 shares vested by Nafi Onat, a Director of the Company on January 1, 2008, which shares have not physically been issued to date.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

 ’PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and September 30, 2007

ASSETS	December 2007	September 2007
	(unaudited)
Current Assets
Cash and cash equivalents	$68,405	$44,785
Restricted cash	505	219,088
Accounts receivable-miscellaneous	46,930	185,350
Accounts receivable-net oil and gas production	254,286	248,882

Total Current Assets	370,126	698,105

Oil and Gas Properties and related assets, net of depletion and depreciation of $2,498,672 and $2,333,426 at December 31, 2007 and September 30, 2007, respectively	4,461,953	4,556,305

Other Assets	431,511	615,728

TOTAL ASSETS	$5,263,590	$5,870,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$564,922	$502,875
Accrued expenses	452,868	1,202,438
Notes payable related parties	50,000	453,432
Convertible notes payable	250,000	-

Total Current Liabilities	1,317,790	2,158,745

Long term notes payable	7,935,274	8,155,280

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2007 and September 30, 2007	1	1
Common stock, $0.001 par value, 300,000,000 shares authorized, 231,412,224 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	231,412	231,162
Additional paid-in capital	10,241,739	10,330,166
Retained deficit	(14,462,626)	(15,005,216)

Total Stockholders’ Deficit	(3,989,474)	(4,443,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,265,590	$5,870,138

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended  December 31, 2007 and 2006

	December
	2007	2006
	(unaudited)	(unaudited)
Revenues
Oil and gas interests	$417,590	$477,665

Total revenues	417,590	477,665

Operating expenses:
Oil and gas exploration	237,568	106,737
Gross Margin	180,022	370,928

Depletion and depreciation	165,246	217,465
General and administrative expenses	(340,332)	246,061

Operating income (loss)	355,108	(92,598)

Other income (expenses):
Gain (loss) on sale of furniture and equipment	2,000	-
Stock accretion gain (expense)	89,677	529,129
Loss on impairment of investments		(196,000)
Gain on extinguishment of debt	370,083
Interest income	1,477	4,077
Interest expense	(275,755)	(297,268)

Total other income (expense)	187,482	39,938

Income (loss) before income taxes	542,590	(52,660)

Net income (loss)	$542,590	$(52,660)

Weighted average common shares outstanding	231,333,448	181,662,252
Diluted weighted average common shares outstanding	231,333,448	-

Basic earnings (loss) per share:	$0.00	$(0.00)
Basic diluted earnings per share	0.00	-

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended December 31, 2007 and for the year ended September 30, 2007
						Paid-In			Total
						Capital			Stockholders’
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]

Balance, September 30, 2006	181,662,252	$181,662	-	-	$10,527,155	-	-	$(12,817,295)	$(2,108,478)

Shares issued June 7, 2007 at $0.0125 per share	18,000,000	18,000			207,000				225,000
Shares issued June 7,2007 at $0.0125 per share	4,800,000	4,800			55,200				60,000
Shares issued, June 10, 2007 for management agreement at $0.02 per share	15,200,000	15,200			288,800				304,000
Shares issued July 1, 2007 for services agreement at $0.02 per share	500,000	500			9,500				10,000
Shares issued July 9, 2007 at $0.0125 per share	1,000,000	1,000			11,500				12,500
Shares issued August 13, 2007 for management agreement at $0.02 per share	10,000,000	10,000			190,000				200,000
Shares issued August 13, 2007 for management agreement at $0.001 per share			1,000	1					1
Net loss at September 30, 2007								(2,187,921)	(2,187,921)
Stock accretion for warrants					(958,989)				(958,989)

Balance, September 30, 2007	231,162,252	231,162	1,000	1	10,330,166			(15,005,216)	(4,443,887)

Shares issued October 30, 2007 for settlement agreement at $0.006	250,000	250			1,250				1,500
Transfer agent rounding adjustment	(28)
Net income at December 31, 2007								542,590	542,590
Stock accretion for warrants					(89,677)				(89,677)

Balance at December 31, 2007	231,412,224	231,412	1,000	1	10,241,739			(14,462,626)	(3,989,474)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2007 and 2006

	December
	2007	2006
	(unaudited)
Cash flows from operating activities: Net income (loss)	$542,590	$(52,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	164,614	216,083
Depreciation and amortization	80,350	81,100
Stock issued for services	-	-
Stock accretion gain	(89,677)	(529,129)

Change in assets and liabilities:
Accounts receivable	133,016	147,532
Accounts payable	62,046	(68,077)
Accrued expenses	(749,570)	(77,006)
Other	104,500	(12,000)
Net cash provided by (used in) operating activities	247,869	(294,157)

Cash flows from investing activities:
Oil and gas property investments and related	(70,895)	(8,900)
Decline in value of Morgan Creek Investment	-	196,000
Net cash provided by (used in) investing activities	(70,895)	187,100

Cash flows from financing activities:
Loans from affiliates	-	-
Loan repayment to affiliates	(403,432)	(15,000)
Notes payable proceeds	250,000	-
Repayment of notes payable	(220,005)	(120,257)
Issuances of stock for services	1,500	-
Proceeds from issuance of common stock	-	-
Net cash provided by (used in) financing activities	(371,937)	(135,257)

Increase (decrease) in cash and cash equivalents	(194,963)	(242,314)
Cash and cash equivalents at beginning of period	263,873	489,877
Cash and cash equivalents at end of period	$68,910	$247,563

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2007

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

Organization and Basis of Presentation– Texhoma’s securities are registered with the Securities and Exchange Commission in the United States of America and its securities currently trade under the symbol “TXHE.OB” on the U.S. Over the Counter Bulletin Board.

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

Restricted Cash – Texaurus maintained residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus requested that Laurus apply the excess funds as a payment of principal on the Laurus Fund note for approximately $220,000.  The remaining balance is comprised of interest earned on the cash balance and deposited in the account after the payment was made.

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

Field	Total Proven Reserves	Remaining at December 31, 2007	Depletion rate for December 31, 2007	Depletion rate for December 31, 2006

Barnes Creek	73,310	49,186	4.4%	5.3%

Edgerly	210,574	50,596	1.3%	1.5%

Little White Lakes	27,673	8,093	20.3%	7.2%

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2, 365,000 deferred income tax asset at December 31, 2007 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $184,000 is related to the net operating  gain generated for the quarter ended December 31, 2007.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $5,108,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the manner in which assets and liabilities are recognized in purchase accounting. It also a) alters the recognition of assets acquired and liabilities assumed arising from contingencies, b) requires the capitalization of in-process research and development at fair value, and c) requires expensing acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 5, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity, separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. At this current time, we do not believe that adoption of SFAS No. 160 would have any effect on our financial statements.

On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. As we do not currently have a plan for compensated absences under a sabbatical or similar benefit arrangement, the adoption of EITF 06-2 had no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157 ) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were made during the quarter ended December 31, 2007.

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

	1,000 shares of the Company’s Series A Preferred Stock (discussed below);
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

As part of the consulting agreement with Nafi Onat, an additional 500,000 shares of our common stock are to be issued to Mr. Onat, our director and consultant according to the terms of the agreement.  These shares were issued to Mr. Onat at $0.006 per share based on the average trading price of the Company's common stock on the Pinksheets on January 2, 2008, the first trading day following the six month period designated as the award date of the common stock.

4.  STOCK OPTIONS

Pursuant to the Company's 2006 Stock Incentive Plan (the "Plan") options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%. The remaining options were granted to the following individuals in the following amounts:

Options that remain outstanding at December 31, 2007 include issuances of 2,000,000 options to a consultant of the Company in consideration for investor relations services rendered to the Company. The options granted to the consultant were not granted pursuant to the Plan. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009.

60,000,000 options were also granted to Valeska Energy Corp. on August 13, 2007 in conjunction with the second amendment to the terms of their management agreement at $0.02 per share and vested immediately.  The options expire if unexercised on August 13, 2010.

The following is a summary of the option activity during the three months ended December 31, 2007:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2007	62,000,000	$0.0235
Granted and Expired	-	-
Balance at December 31, 2007	62,000,000	$0.0235

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of  December 31, 2007, 61,250,000 of the options were vested.  Based on our knowledge as of the date of this filing, we have not applied a forfeiture rate to the vested options.  We reduced the accrual for option expense by $589,546 in our current financial statements. The trading price of our stock was $0.006 per share on December 31, 2007.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 243%, weighted-average expected life of 2.6 years and no expected dividend yield, resulted in a fair value per option of $0.005.

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

The Laurus Master Fund, Ltd (“Laurus”) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.  As discussed below, the Jacobs Note and all affiliated notes were forgiven.

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

As a result of the Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Agreement of $0.46.  The extinguishment of this debt resulted in a gain of approximately $370,000 for us.

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”).  One Unit was sold immediately to the Purchaser, and one Unit was  sold  on December 19, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back subscription rights in connection with the sale of the Units.

7.  NET INCOME OR (LOSS) PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods presented.  The net income (loss) per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.  If we report net losses for any period presented, the inclusion of options and warrants in the calculation would be anti-dilutive, and they are excluded from the computation presented in the financial statements for periods of (loss).  Although we reported net income for the three months ended December 31, 2007, we have not included non-vested stock options or warrants in our fully diluted earnings per share calculations as the exercise price is above the average market price for all stock options granted and warrants outstanding as of December 31, 2007; and therefore, these stock options and warrants would have an anti-dilutive effect if included in the fully diluted earnings per share calculation.

8.  WARRANTS

The following is a summary of the warrant activity during the three months ended December 31, 2007:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2007	11,687,500	$0.04
Granted	10,000,000	0.025
Outstanding at December 31, 2007	21,687,500	$0.033

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and expensed with a corresponding increase to additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in common share capital and Paid-in-Capital.

We granted 10,000,000 warrants during the three months ended December 31, 2007  at exercise prices of $0.02 and $0.03 per share.

The trading price of our stock was $0.006 per share on December 31, 2007.  Warrants were originally issued at prices of $0.02 to $0.04  resulting in a weighted average price of $0.033 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 243%, weighted-average expected life of 2.6 years and no expected dividend yield, resulted in a fair value per warrant of $0.00539.

The fair value of the warrants granted and vested during the three months ended December 31, 2007, based upon the Black-Scholes option pricing model was $116,944 a decrease of $89,677 from the expense at September 30, 2007and as such we reflected the reduction to expense previously reported in our current financial statements.

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

10. SUBSEQUENT EVENTS

In January 2008, 500,000 shares or our common stock were issued to Mr. Nafi Onat, our director and consultant according to the terms of his consulting agreement.  These shares were issued to Mr. Onat at $0.006 per share based upon the average trading price of TXHE.PK on January 2, 2008 the first day of trading following the six month period designated as the award date of the common stock.

On January 18, 2008, 18,200,000 shares of our common stock were issued to Valeska Energy Corp., as agreed in the Management Agreement upon the Company’s financial statements being current and upon application by the Company to trade its common stock on the Over-The-Counter Bulletin Board, which had occurred as of January 18, 2008.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported net income  from operations of  $543,000 for the three months ended December 31, 2007  but has incurred $14,463,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

SECURED TERM NOTE

The Secured Term Note (the "Note") in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years from the Closing on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%). As of February 6, 2008, the Contract Rate is eight percent (8.00%) per year, with the Prime Rate at six percent (6%) as of February 6, 2008.

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

We purchased the Leases from Sunray for aggregate consideration of $143,161, of which $113,161 was paid in cash and $30,000 was paid in the form of shares of our common stock, by the issuance of an aggregate of 375,000 units (each a "Unit"), which each include one (1) share of common stock and one (1) warrant, which entitles the holder of such warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share, prior to the one (1) year anniversary of such warrant grant, which Units were valued at $0.08 per Unit.  Approximately $50,000 remained due to Sunray in connection with the purchase of the Leases outstanding as of December 31, 2007.

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

Consulting Agreement

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the “Consulting Agreement”), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock valued at the market price on the date of issuance, in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement, which he was, and which shares have been issued to date (the “Six Month Issuance”).

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

In consideration for the Company agreeing to enter into the Jacobs Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”), which shares have been cancelled to date; all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

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

We currently believe that we can continue our operations for approximately the next ninety days  with funds raised in June and December 2007, and anticipate needing to raise approximately $300,000 in the next twelve months to pay our current liabilities and maintain our current rate of monthly expenditures, of which there can be no assurance.  Additionally, due to the fact that the assets held by Texaurus are not generating the level of revenue as we originally anticipated, we may need to raise additional capital in Texaurus to repay the Laurus Note and/or for working capital purposes in the future, which funds may be raised through the sale of debt and/or equity in Texaurus.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2007 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2006

We reported revenues of $418,000 for the quarter ended December 31, 2007 compared with $478,000 for the quarter ended December 31, 2006, a decrease in revenues of $60,000 from the prior period.  These revenues are the result of our interest in various oil and gas properties and as such actual production varies from month to month and quarter to quarter.

We had oil and gas exploration expenses of $238,000 for the quarter ended  December 31, 2007, as compared to $107,000 for the quarter ended December 31, 2006.  The oil and gas exploration expenses for the three months ended December 31, 2007, included workover and Approval for Expenditures “AFE” expense overruns for two of three properties and the related  joint operating costs of the producing properties owned by Texaurus.

Depletion and depreciation for the three months ended December 31, 2007 was $165,000 as compared to $217,000 for the same quarter of 2006, a decrease of $52,000.  The reduction in depletion reflects the reduced asset value for the Little White Lakes interest as a result of its impairment and the declining depletion for the properties based upon their declining production lives.

We incurred $340,000 in general and administrative income for the quarter ended December 31, 2007, which was mainly due to the reduction in previously recorded expenses relating to options granted, based upon the Black Scholes computations and reflects the expiration of options from 2006 to 2007, offset by legal and accounting fees associated with our periodic filings.  This income is compared to general and administrative expenses of $246,000 for the same period in 2006, an increase in general and administrative income of $586,000 from the prior period.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling, we recognized a $90,000 reduction in  related stock accretion expense for the quarter ended December 31, 2007 as compared with a reduction of expense of  $529,000 for the quarter ended December 31, 2006.

We recorded an impairment in our investment in Morgan Creek Energy of $196,000 for the three months ended December 31, 2006 compared with none for the three months ended December 31, 2007 due to the exchange of these shares as a partial release with our former Director, Frank Jacobs, as described above.

In conjunction with the release retained from Mr. Jacobs, we recorded a $370,000 gain on the extinguishment of debt for the three months ended December 31, 2007 as compared with no extinguishment of debt for the same period ended December 31, 2006.

We incurred net interest expense of $276,000 for the three months ended December 31, 2007,  in connection with the payment of the Laurus Note as compared with net interest expense of $297,000 for the three months ended December 31, 2006.

We had total other income of $187,000 for the three months ended December 31, 2007, compared to total other income of $40,000 for the three months ended December 31, 2006.

We had  net income of  $543,000 for the quarter ended December 31, 2007 as compared to a net loss of $53,000 for the quarter ended December 31, 2006, an increase in net income of $490,000 from the prior period.  The main reasons for the increase in net income were, the increase in general and administrative income in connection with the expiration of previously granted warrants and options, the decrease in depreciation and amortization expense, the increase in gain on extinguishment of debt, and the increase in total other income, offset by the decrease in oil and gas revenue, and the increase in oil and gas exploration expenses for the three months ended December 31, 2007, compared to the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of  December 31, 2007, we had total assets of $5,264,000, consisting of cash of $68,000, accounts receivable of $301,000,  net oil and gas properties of $4,462,000 and other assets of $432,000.

We had current liabilities of $1,318,000, consisting of $565,000 of accounts payable, $453,000 of accrued expenses, $50,000 of notes payable to related parties, and $250,000 of convertible notes payable, relating to the convertible notes sold in November and December 2007 (as described below) and a long term note payable of $7,935,000 at December 31, 2007.  Our current liabilities included notes payable due to affiliates of $50,000, which note was payable to MFS Technology.

We had negative working capital of $948,000 and a retained deficit of $14,463,000 at December 31, 2007.

For the three months ended December 31, 2007, cash of $248,000 was provided by our operating activities  and we used  $71,000  in our investing activities.   Cash provided by operating activities consisted mainly of $543,000 of net income, offset by $750,000 of accrued expenses.  Cash used in operating activities for the three months ended December 31, 2007, included $71,000 of oil and gas property investments.

We used $372,000 of cash in our financing activities, due to the proceeds of $250,000 from notes payable sold in November and December 2007, the funds used to repay a portion of the note payable to Laurus of $220,000 , the forgiveness of affiliate loans of $403,000, as well as issuances of common stock in exchange for services of $1,500, which was in connection with 250,000 shares of common stock issued to a consultant in connection with such consultant’s entry into a settlement agreement.

FUNDING TRANSACTIONS:

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.

We raised an aggregate of $125,000 through the sale of a convertible note and warrants to an investor in November 2007.  The same investor also invested an additional $125,000 on similar terms on or about December 19, 2007.

We have subsequently used the majority of this funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray and the Management Agreement with Valeska, as described above.

We believe that we do not currently have sufficient funds to repay the interest and principal payments on amortizing payment required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus.  We will also need to repay $8,500,000 (minus any payment of principal on the Note which we are able to make through our 80% production payments to Laurus) on March 27, 2009, which funds we do not currently have and which we can provide no assurances will be available when such Note is due.

We have been advised by the petroleum engineer for the Company that the Texaurus assets may require further impairment than the amount which has been recognized.  During the year ended September 30, 2006, we recognized an impairment in connection with the estimated future value of the Texaurus assets of $2,682,000.  We will update our disclosure regarding any additional impairment in the future when such information is available.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in our latest annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

We raised an aggregate of $384,000 through the sale of 4,800,000 units at a price of $0.08 per unit during June through December 2006, which units each included one (1) share of common stock and one (1) one-year warrant to purchase one (1) share of our common stock at an exercise price of $0.15 per share. We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.  We raised an aggregate of $250,000 through the sale of two units consisting of Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”)

We believe that we do not currently have sufficient funds to continue to pay the interest payments required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus on an ongoing basis.  As such, we are currently in negotiations with Laurus to amend the terms of the Secured Term Note, which there can be no assurance will be amended.  Additionally, we will need to repay $8,500,000 (minus any payment of principal on the Note which we are able to make through our 80% production payments to Laurus) on March 27, 2009, which funds we do not currently have and which we can provide no assurances will be available when such Note is due.  As such, if we are unable to come to terms with Laurus regarding the amendment and/or revision of the terms of the Secured Term Note, we will likely not be able to continue our business operations for more than approximately three months.  Not including the substantial funds we will require to repay the principal on the Secured Term Note and/or that we will require to make the required interest payments on the Secured Term Note, we will require approximately $300,000 of additional capital to continue our planned oil and gas operations and seek out new acquisitions.

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

BECAUSE OF THE FACT THAT THE COMPANY HAS LIABILITIES FAR IN EXCESS OF ITS ASSETS; THE ASSETS OF TEXAURUS HAVE NOT, OVER THE PAST SEVERAL MONTHS, BEEN GENERATING SUFFICIENT REVENUE TO PAY THE ACCRUED INTEREST ON THE LAURUS NOTE OR THE EXPENSES OF TEXAURUS; AND BECAUSE OF THE SIGNIFICANT DOWNWARD PRESSURE ON THE COMPANY’S COMMON STOCK, THE COMPANY’S MANAGEMENT IS CONSIDERING VARIOUS OPTIONS WHICH INCLUDE, BUT ARE NOT LIMITED TO, DEREGISTERING WITH THE SEC, SEEKING INVESTMENT IN TEXAURUS FROM ENTITIES OTHER THAN TEXHOMA AND PURSUING OPPORTUNITIES OUTSIDE AND DISTINCT FROM TEXHOMA.

As of December 31, 2007, the Company had total liabilities of $9,253,064 and total assets of only $5,263,590. The Company does not believe that the Texaurus assets will generate sufficient revenue in the future to enable the Company to repay the Laurus Note. Additionally, over the past several months, the production payments payable to the Company from the Texaurus assets have not been sufficient to pay the accrued interest on the Laurus Note, and the Company can provide no assurances that such production payments will be sufficient to repay the interest on the Laurus Note in the future, and/or that the Company will not be in default of such note. The Company does not believe that it will be able to raise sufficient additional capital through the sale of equity, if at all, as there is downward pressure on the Company’s common stock. Currently, there is significant downward pressure on the Company’s common stock on the Over-The-Counter Bulletin Board, which the Company believes is making it difficult to create a trading market and preventing it from raising additional funding through equity financings on acceptable terms to the Company. If the Company’s current management believes that the Company will not be able to repay the Laurus Note and/or interest thereon, and/or if the Company’s common stock continues to have significant downward pressure, the Company’s management may choose to pursue opportunities outside of the Company that may be in competition with the Company or impact the Company in a negative manner. If that were to happen, it is possible that the Company would cease filing reports with the Commission and /or the value of the Company’s common stock could become worthless. Additionally, in the future, the Company’s current management may work outside of the company to start a new company with similar operations as the Company if they believe that the Company will not be able to repay the Laurus Note and/or not be able to raise capital on acceptable terms.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 8% per year (as of February 6, 2007), which is due and payable on March 27, 2009, and which principal and interest is repayable by way of a production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly and the Barnes Creek Properties.

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

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates.  Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. We have been advised by the petroleum engineer for the Company that the Texaurus assets may require further impairment than the amount which has been recognized.  During the year ended September 30, 2006, we recognized an impairment in connection with the estimated future value of the Texaurus assets of $2,682,000.  We will update our disclosure regarding any additional impairment in the future when such information is available.  Additionally, if declines in and instability of oil and gas prices occur, then additional write downs in the capitalized costs associated with our oil and gas assets may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that additional or further reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

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

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 27,200,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which Series A Preferred Stock, votes in aggregate, a number of voting shares equal to 51% of our total outstanding shares  of voting stock. As a result, our Directors and officers will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Texhoma Warrant, pursuant to a Registration Rights Agreement, and we plan to register such shares pursuant to a Form SB-2 Registration Statement, once we become current in our filings with the Commission. We agreed pursuant to the Registration Rights Agreement to use our best efforts to file the Registration Statement by May 29, 2006 (60 days after the Closing) and to obtain effectiveness of such registration statement by September 25, 2006 (180 days after the Closing), neither of which deadlines we have met; however, pursuant to the First Amendment (described above), Laurus agreed to amend the date we are required to have gained effectiveness of the Registration Statement by, to April 30, 2008.  Moving forward, should we fail to obtain effectiveness of the registration statement, and such failure is deemed to be a default under the Note, we could be forced to pay penalties to Laurus. As a result, we could be forced to abandon or scale back our current planned operations and/or raise additional capital, which could cause substantial dilution to our existing shareholders.

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

THE MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE, ILLIQUID AND SPORADIC, IF WE HAVE A MARKET AT ALL.

The market for our common stock on the Over-The-Counter Bulletin Board (and prior to that on the Pinksheets) has historically been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition; and
(4)	conditions and trends in the oil and gas exploration industry and the market for oil and gas and petroleum based products.

Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "TXHE." In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

In January 2008, Ibrahim Nafi Onat, our Director  vested an aggregate of 500,000 shares of our restricted common stock, pursuant to the terms of his Consulting Agreement, which shares have been earned and are included in the number of issued and outstanding shares disclosed throughout this report, but which have not been physically issued to date.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

In January 2008, we cancelled 5,000,000 shares of common stock originally held by Frank Jacobs, our former officer and Director, pursuant to the Settlement Agreement and Mutual Release entered into in November 2007, as described in greater detail above.

In January 2008, we issued an aggregate of 18,200,000 restricted shares of common stock to Valeska in consideration for Valeska reaching certain goals pursuant to the Management Services Agreement, including us becoming current in our periodic reporting requirements and trading our common stock on the Over-The-Counter Bulletin Board.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

Item 3. Defaults Upon Senior Securities.

Note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs’ Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32(18)	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33(18)	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

10.34(19)	Settlement Agreement and Mutual Release

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Company’s Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on November 9, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to our Report on Form 8-K, filed with the Commission on December 12, 2007, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this Report:

On December 6, 2007, to report our entry into the Settlement Agreement and Mutual Release (described in greater detail above).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: February 15, 2008

In accordance with the Exchange Act, this report has been signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	February 15, 2008
Chief Financial Officer,
(Principal Financial Officer) and
Director