Form 10KSB/A
period 2007-09-30
TEXHOMA ENERGY INC
filed 2008-03-20
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

This Amended Annual Report on Form 10-KSB/A is being filed by the Registrant to correct the Registrant’s Summary Compensation Table as filed in its initial Report on Form 10-KSB filing for the fiscal year ended September 30, 2007, to correct the value of the Stock Awards granted to Ibrahim Nafi Onat during the fiscal year ended September 30, 2007, and to include additional disclosures regarding the Registrant’s Non-Equity Incentive Plan Compensation and Nonqualified Deferred Compensation Earnings for the periods presented in the Summary Compensation Table, and to include the table titled “Outstanding Equity Awards at Fiscal Year End September 30, 2007.”  Other than the Summary Compensation Table, the remainder of this document is identical to the Registrants Report on Form 10-KSB for the fiscal year ended September 30, 2007, which was filed with the Commission on January 15, 2008, and investors should review the Registrant’s latest Form 10-QSB and Reports on Form 8-K for updated information regarding the Registrant’s financial condition and results of operations.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

The issuer's revenues for the fiscal year ended September 30, 2007 were $1,847,647.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of December 26, 2007 was $0, as the issuers common stock currently is only traded on a sporadic basis on the Pinksheets.com, which quotes the issuer does not believe provides an accurate and/or useful basis for the aggregate market value of the issuers common stock.

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

PART II

PART III

PART I

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.  AS USED HEREIN, THE COMPANY, TEXHOMA, WE, US, OUR AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

ITEM 1. DESCRIPTION OF BUSINESS

Business History

Texhoma Energy, Inc. (we, us, the Company, and Texhoma), was originally formed as a Nevada corporation on September 28, 1998 as Pacific Sports Enterprises, Inc. Our business objective was to own and operate a professional basketball team that would be a member of the American Basketball Association. The American Basketball Association was not successful in organizing the league, and consequently the member teams ceased operating activities in 1999. Thereafter, we were dormant without any business operations until October 20, 2000.

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

On November 5, 2004, we entered into a Sale and Purchase Agreement with Capersia Pte. Ltd., a Singapore company (Capersia), to acquire 40% of an oil and gas exploration license operated by Black Swan Petroleum Pty. Ltd. (Black Swan) and its wholly owned subsidiary Black Swan Petroleum (Thailand) Limited (Black Swan Thai). Black Swan Thai owned the license, permits and title to a petroleum concession in the Chumphon Basin in the Gulf of Thailand, referred to as Block B7/38 (the Concession).

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

On February 2, 2006, we executed a Sale and Purchase Agreement (the Clovelly SPA) with Sterling Grant Capital, Inc. pursuant to which we acquired a 5% (five percent) working interest in the Clovelly South prospect (bringing our total working interest to 11%) located in Lafourche Parish, Louisiana. As a result, the Company agreed to fund the work program for the Clovelly South project in accordance with the Joint Operating Agreement for the property. The Allain-Lebreton No. 2 well was drilled and plugged and abandoned in September 2006.

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

In addition, Laurus can acquire up to 961 shares of Texaurus common stock at an exercise price of $0.001 per share, representing 49% of Texaurus outstanding common stock.  This will be valued at Fair Market Value as of the date of the transaction.

The Securities Purchase Agreement and Laurus March 2006 funding is described in greater detail below under March 2006 Laurus Master Fund, Ltd. Funding.

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

We used the proceeds from the Promissory Note to pay for the cost of drilling the Allain-LeBreton No. 2 well in the Clovelly prospect of which we own an 11% working interest. The prospect is located in Lafourche Parish, Louisiana and operated by ORX Resources, Inc. ("ORX").  Our former Director, President and Chief Executive Officer was a Director of ORX at the time of the Companys entry into the Promissory Note.

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

In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray Operating Company LLC (Sunray) of the following Leases:

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

Promissory Note

On or about October 19, 2006, the Company issued a Promissory Note to Jacobs Oil & Gas Limited, an entity controlled by Mr. Frank Jacobs, our former Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs and management fees owed to Mr. Jacobs (the Jacobs' Note). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum. The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the transfer of 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Frank Jacobs as security for the money that is owed pursuant to the Jacobs' Note.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (Jacobs), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.  The Jacobss Note was subsequently forgiven in connection with the Jacobs Settlement, described below.

Letter Agreement

On or about May 15, 2007, we entered into a Letter Agreement with Matrixx Resource Holdings Inc. (Matrixx) to sell our 11% working interest in the property known as the Clovelly Prospect (the Clovelly Prospect) for $150,000. In connection with and pursuant to the Letter Agreement, we expected to receive an earnest money deposit of $25,000 on or about May 25, 2007, with the remainder of the purchase price to be paid on or before June 30, 2007; however, we did not receive any funds or any deposit from Matrixx and the Letter Agreement has been terminated.

Management Services Agreement

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (Valeska), whose President is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the Management Agreement).

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the Joint Venture), described below; Valeska agreed to provide us management services and act as a Management Consultant to us, for a monthly fee of $10,000 (plus expenses), or 15% of any revenue we generate, whichever is greater (excluded from this definition however are asset sales and/or income of a capital nature, and included in the definition are 20% of the revenues we receive from our Joint Venture with Laurus Master Fund, Ltd.); and we also agreed to issue Valeska 15,200,000 restricted shares of our common stock. We also agreed pursuant to the Management Agreement, as amended, that we would issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board. These shares will be valued at Fair Market Value using the most appropriate valuation method.  The Management Agreement had a minimum term of three months, beginning on May 1, 2007.  The Management Services Agreement was later amended and extended by the parties entry into the Second Amendment to Management Services Agreement with Valeska Energy Corp. in August, 2007, as described below.

Joint Venture Agreement

On or about May 15, 2007, we entered into a Joint Venture Relationship Agreement with Valeska (the Joint Venture Agreement), pursuant to which we and Valeska agreed to form a new Texas limited partnership (the Joint Venture), of which Valeska will serve as general partner. The Joint Venture Agreement contemplates that Valeska will cause funds to be invested, arrange financial and strategic partnerships, and that both parties would bring investment opportunities to the Joint Venture. Pursuant to the Joint Venture Agreement, Valeska has co-investment rights in the Joint Venture. Any distributions from the Joint Venture will be paid first to Valeska and the Company, in an amount equal to 8% to Valeska and 2% to the Company, subject to investor approval; then to any investors as negotiated therewith; and finally Valeska and the Company will share any remaining distributions, with Valeska receiving 80% of such distributions and the Company receiving 20% of such distributions.

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

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy Corp., which is controlled by William M. Simmons, the President and Director of the Company, and is majority owned by Daniel Vesco, the Companys Chief Executive Officer and a Director of the Company, through an entity which he controls (Valeska and collectively the Shareholders) entered into a Voting Agreement (the Voting Agreement).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the Shares) which they hold for (i.e. in favor of) the removal of William M. Simmons or Daniel Vesco, our Directors (the New Directors).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

The Voting Agreement further provided that in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such Directors conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such Directors gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Shareholder becomes aware of information which would lead a reasonable person to believe that such Director has committed fraud or theft from the Company, or a violation of the Securities laws, the Voting Agreement shall not apply, and the Shareholders may vote their shares as they see fit.

The Term of the Voting Agreement is until June 5, 2009 (the Term).  The Shareholders agreed to enter into the Voting Agreement in consideration for the New Directors agreeing to serve the Company as Directors of the Company.

On or about July 12, 2007, another one of our significant shareholders, Lucayan Oil and Gas Investments, Ltd. (LOGI), which is 50% owned by Max Maxwell, our former President and Director, entered into a Voting Agreement with us, which was amended by a First Amendment to Voting Agreement, which provided that the shares of common stock held by LOGI would be subject to the identical terms of our June 5, 2007 Voting Agreement with the Shareholders.

Cooperation Agreement and Mutual Release

On or about July 12, 2007, LOGI; Mr. Maxwell; Meredith Maxwell, Mr. Maxwells daughter and our former consultant; and A.E. Buzz Jehle, our former consultant (collectively the Former Interested Parties) entered into a Cooperation Agreement and Mutual Release (the Release) with us and Texaurus Energy, Inc. (Texaurus), our wholly owned Delaware subsidiary (for the purposes of the description of the Release, all references to we, us, the Company or similar words include Texaurus).  In connection with the Release, we and the Former Interested Parties agreed to release each other (including employees, officers, directors, representatives, employees and assigns) from any and all claims, rights, causes of action and obligations which were known or unknown at the time of the entry into the Release, subject only to the Assignment by the Former Interested Parties of their rights, causes of actions or demands against any former officers or Directors of us to the Company and the New Directors (the Assignment) and the Extension.  The release we provided to the Former Interested Parties was against any and all claims, rights, causes of action and obligations which were known at the time of the entry into the Release, or which are not brought to the attention of the New Directors or the Company by 5:00 P.M. Central Standard Time, on September 30, 2007 (the Extension).

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

Mr. Maxwell also agreed pursuant to the terms of the Release that any options which he vested pursuant to the June 2006 options which he was granted by us would expire if unexercised on August 1, 2007; and that we owe him no rights to contribution or indemnification in connection with his service to the Company. Mr. Maxwell also certified that the shares of common stock granted to LOGI were issued for valid consideration and fully paid and non-assessable (the Certification).  Additionally, pursuant to the terms of the Release, we agreed to indemnify Mr. Maxwell and Mr. Jehle against any dispute regarding the shares issued to LOGI, provided that such Certification is valid and correct.

Consulting Agreement

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the Consulting Agreement), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock valued at the market price on the date of issuance, in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the Six Month Issuance).  The Consulting Agreement is described in greater detail below under Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act.

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

On or about July 26, 2007, with an effective date of July 31, 2007, we entered into a Termination of Lease Agreement (the Termination Agreement) with our landlord at 2200 Post Oak Blvd., Suite 340, Houston, Texas 77056 (the Post Oak Office).  Pursuant to the terms of the Termination Agreement, we and the landlord agreed to terminate the lease on the Post Oak Office space, and we agreed to pay the landlord approximately $4,090 as a termination fee, $3,331 as payment of past due rental fees; and we also agreed to forfeit any right to our security deposit of approximately $1,578 held by the landlord pursuant to the terms of our lease in connection with such Termination Agreement.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (Valeska and the Second Amendment).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and help bring the Company current in its filings (the Services):

1,000 shares of the Companys Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

10,000,000 restricted shares of the Companys common stock; and

60,000,000 options to purchase shares of the Companys common stock, which have a cashless exercise provision, are valid for a period of three years from their grant date, and have an exercise price of greater than 110% of the trading price of the Companys common stock on the Pinksheets on the day of such grant, which exercise price is equal to $0.02 per share.

On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (Reiersen and the Reiersen Release).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  Reiersen also agreed to cooperate fully with us in connection with any reasonable requests from us for a period of sixty (60) days from the date of the Reiersen Release, that we would not owe him any rights of contribution or indemnification in connection with any services he rendered on our behalf and that we would not owe him any other consideration other than what we agreed to provide him in connection with the Reiersen Release (as described in greater detail below).

In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the First Amendment).  Pursuant to the First Amendment, Laurus agreed to:

(a)	waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007;

(b)
amend the terms of the Laurus Note to provide that a Change of Control of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.

On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (Reiersen and the Reiersen Release).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  Reiersen also agreed to cooperate fully with us in connection with any reasonable requests from us for a period of sixty (60) days from the date of the Reiersen Release, that we would not owe him any rights of contribution or indemnification in connection with any services he rendered on our behalf and that we would not owe him any other consideration other than what we agreed to provide him in connection with the Reiersen Release (as described in greater detail below).

In connection with the Reiersen Release, we agreed to pay Reiersen $2,500 within ten (10) business days of the parties entry into the Reiersen Release (which funds have been paid to date), and issue Reiersen 250,000 restricted shares of our common stock, which shares have been issued to date within ten (10) days of the parties entry into the Reiersen Release.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the First Amendment).  Pursuant to the First Amendment, Laurus agreed to:

(a)
waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007, which date we were able to become current by;

(b)
amend the terms of the Laurus Note to provide that a Change of Control of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the Jacobs Agreement) by and between the Company, Frank A. Jacobs, our former officer and Director (Jacobs), and Jacobs Oil & Gas Limited, a British Columbia corporation (JOGL and collectively with Jacobs, the Jacobs Parties), Clover Capital, a creditor of the Company (Clover), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (Capersia), Peter Wilson, an individual and a former Director of the Company (Wilson), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (SGC and collectively with Clover, Capersia and Wilson, the Non-Jacobs Parties, and with the Jacobs Parties, the Interested Parties).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the Disputes).  We entered into the Jacobs Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Jacobs Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the Jacobs Shares), which shares have not been cancelled to date, and are therefore included in the number of issued and outstanding shares disclosed throughout this report; all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the Jacobs Note); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Companys previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the LOGI Shares), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Companys questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Jacobs Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersias possession received through Texhomas previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the Capersia Shares), Capersia will not transfer shares in excess of 2% of Texhomas then outstanding shares in any three (3) month period, until the second anniversary of the Jacobs Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (Morgan Creek) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the Jacobs Note and Morgan Creek Shares), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Jacobs Agreement, the Interested Parties agreed to release the Company from any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Jacobs Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.s common stock on the date of the Jacobs Agreement of $0.46.

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

Oil and Gas Properties

Texaurus Energy, Inc. currently owns interests in three oil and natural gas producing fields, and an exploration project:

The Barnes Creek field is located in Allen Ph, Louisiana and operated by Zachry Exploration, Ltd.  The 320-acre unit is produced by one well, which is L&H Partnership # 1.  Oil and gas production is obtained from 10,200 ft deep Yegua sand formation.  Texaurus interests in this field are 7.42299% working interest(WI) and 5.38167% net revenue interest (NRI).  Geological and engineering data demonstrate that one well can adequately drain 320 acres in this formation, therefore no future well is planned in this unit.

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

Texhoma separately holds an interest in the Clovelly project, located in LaFourche, Louisiana, which consists of two drilling locations.  One of these locations is classified as proved undeveloped (PUD), and the other one is an exploratory drill site.  Texhomas interests in the lease are approximately an 11% working interest and a 7.7% NRI before payout and 8.8% WI and 6.61% NRI after payout.

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

All the acreage shown is held by production from the Companys wells that were producing as of January 1, 2008.

Production

The following table sets forth, by geographic area, for the fiscal years 2007 and 2006:  1) the Companys portion of the net quantities of oil in barrels, and gas in thousands of cubic feet (MCF), produced from properties in which the Company had an interest; 2) the average sales price per barrel of oil and MCF of gas shown separately; and 3) the average lifting cost per unit of production of oil and gas shown together on an equivalent basis. The unit of production for purposes of averaging costs is barrels (Bbls) for oil, or barrels-of-oil equivalent (BOE) for gas.  One BOE equals 6 MCF of gas.

	2007	2006
	Oil Gas	Oil Gas
1) Net Quantities: (Bbls or MCF) Louisiana	14,460 92,853	14,240 81,054
2) Average Sales Price/Bbl or MCF: Louisiana	$65.88 $8.63	$67.86 $8.52
3) Average Lifting Cost/Bbl or BOE: Louisiana	$14.85	$14.45

Drilling Activity

Drilling activity for 2007 included work over of the Little White Lakes field,  Intracoastal SL #3, but resulted in a shut in well due to excessive water production.  The Barnes Creek property well was successfully worked over and is currently producing at full potential.  Peoples Energy, who operated the Edgerly Field, was acquired by El Paso during the year.  As a result their future drilling activities have not been determined, resulting in two wells that were included in our production last year not being included in the current year, namely North American Land #5 and 6.

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

Matrixx Resource Holdings Inc. (Matrixx) claims the Company owes it approximately $60,000 in connection with funds that it paid for a backend interest in two of the Companys wells on its Manville property, which wells were eventually found to be dry. The Company believes however, that it does not owe Matrixx the return of any funds in connection with such payments, as the wells were dry and as such there was no interest to transfer to Matrixx. In addition, the Company believes that Matrixx owes it approximately $16,000 in connection with additional fees and expenses which were paid by the Company, but attributable to Matrixxs interest, and which were in addition to the $60,000 previously paid by Matrixx. While the parties are currently in discussions regarding such debt and we have been threatened with litigation by Matrixx, neither the Company nor Matrixx has filed any formal legal proceedings in connection with such debts to date.

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

In August 2007, in connection with the Second Amendment to Management Services Agreement with Valeska, we agreed to issue Valeska 10,000,000 shares of our restricted common stock and cashless options to purchase 60,000,000 shares of our common stock at an exercise price of $0.02 per share which price was greater than 110% of the trading value of our common stock on the grant date of such options, which options and shares have been issued as of the date of this report. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuances, since the issuances did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were be paid by the Company.

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

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Companys common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the Units).  One Unit was sold immediately to the Purchaser, and one Unit was sold to Purchaser shortly after December 15, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008, and the second on December 19, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back subscription rights in connection with the sale of the Units. We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Companys current plan of operations for the next twelve (12) months is to seek a quotation of the Companys common stock on the OTCBB, continue to get the Companys accounting and controls and procedures in order, and work to decrease the Companys current liabilities. In addition, the Company is aggressively seeking opportunities for acquisitions to grow the asset base of the Company and increase revenue and shareholder value.

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

In order to raise capital, we also sold a portion of our working interest acquisitions to other parties and as a result earned $161,000 on these sales for the year ended September 30, 2006, as compared with $0 for the year ended September 30, 2007.  As part of the proceeds from selling working interests in 2006, we accepted 200,000 shares of Morgan Creek Energy (MCRE) common stock with a value of $350,000.  As of September 30, 2007 the trading price MCRE was trading at $0.50 per share and as such we reported an impairment of the investment of $250,000.  Subsequent to the year ended September 30, 2007, we released all rights to the MCRE shares to our former officer and Director, Frank Jacobs, in connection with our entry into the Jacobs Agreement, described above.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB/A before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

WILLIAM M. SIMMONS, OUR PRESIDENT CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

William M. Simmons (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (Valeska)) beneficially owns 27,200,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which vote approximately 240,857,776 voting shares.  As a result, Mr. Simmons is able to vote a total of approximately 268,057,776 voting shares based on approximately 472,270,000 voting shares outstanding (representing 231,412,224  shares of common stock outstanding and approximately 240,857,776 shares of stock which the Series A Preferred Stock are able to vote) representing approximately 61.6% of our outstanding voting shares. As a result, our Directors and officers will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Simmons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE REMOVAL OF MR. VESCO AND MR. SIMMONS AS DIRECTORS OF THE COMPANY IS PROTECTED BY VOTING AGREEMENTS ENTERED INTO WITH THE COMPANYS MAJORITY SHAREHOLDERS.

Certain of the Companys majority shareholders, including Capersia Pte. Ltd., Lucayan Oil and Gas Investments, Ltd., Frank A. Jacobs (the Companys former Chief Executive Officer and Director) and Valeska Energy Corp. (the Voting Shareholders) entered into Voting Agreements whereby they agreed that they would not vote the aggregate of 71,874,000 shares of common stock which they hold for (i.e. in favor of) the removal of Mr. Simmons or Mr. Vesco (the New Directors) until the expiration of the agreements on June 5, 2009.  The Voting Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action without Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the term of the Voting Agreements, that such Voting Shareholders would vote their shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.  The Voting Agreements also included a provisions whereby in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such New Directors conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such New Directors gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Voting Shareholder becomes aware of information which would lead a reasonable person to believe that such New Director has committed fraud or theft from the Company, or a violation of the Securities laws  (each a Breach of Fiduciary Duty), this voting requirement set forth above shall not apply.  As a result of the Voting Agreements, it will likely be impossible for the shareholders of the Company to remove Mr. Simmons or Mr. Vesco as Directors of the Company, unless a Breach of Fiduciary Duty occurs, and even then, due to Valeskas ownership of the Series A Preferred Stock (as described above), it will likely be impossible for such New Directors to be removed as Directors of the Company.

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

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Companys product or services, the level and intensity of competition in the industry and the pricing pressures that may result, the Companys ability to develop new services based on new or evolving technology and the markets acceptance of those new services, the Companys ability to timely and effectively manage periodic product transitions, and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Texhoma Energy, Inc.

We have audited the accompanying consolidated balance sheets of Texhoma Energy, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the years  in the two-year period ended September 30, 2007.  These financial statements are the responsibility of the companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GLO CPAs, LLP
GLO CPAs, LLP
Houston, Texas
January 15, 2008

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and September 30, 2006

ASSETS	September 2007	September 2006

Current Assets
Cash and cash equivalents	$44,785	$134,852
Restricted cash	219,088	355,025
Accounts receivable-miscellaneous	185,350	378,415
Accounts receivable-net oil and gas production	248,882	322,402

Total Current Assets	698,105	1,190,694

Oil and Gas Properties, net of depletion of $2,333,426 and $1,301,574 at September 30, 2007 and 2006, respectively	4,556,305	5,342,314

Other Assets	615,728	1,145,328

TOTAL ASSETS	$5,870,138	$7,678,336

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
Accounts payable	$502,875	$414,483
Accrued expenses	1,202,438	387,428
Notes payable related parties	453,432	603,432

Total Current Liabilities	2,158,745	1,405,343

Long term notes payable	8,155,280	8,381,471

Commitments and Contingencies (Note 10)	-	-

Stockholders Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2007	1	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 231,162,252 and 181,662,252 shares issued and outstanding at September 30, 2007 and 2006, respectively	231,162	181,662
Additional paid-in capital	10,330,166	10,527,155
Retained deficit	(15,005,216)	(12,817,295)

Total Stockholders Deficit	(4,443,887)	(2,108,478)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$5,870,138	$7,678,336

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
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

Organization and Basis of Presentation Texhomas securities are registered with the Securities and Exchange Commission in the United States of America and its securities currently trade under the symbol TXHE.PK on the pink sheets.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates Texhomas financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

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

Restricted Cash Texaurus maintains the residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.  Texaurus may request authorization from Laurus for access to these funds for the consummation of acquisitions of oil and gas assets.

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

Texhomas subsidiary purchased oil and gas property interests on March 28, 2006 with ownership of their portion of the oil and gas production from the Barnes Creek and Edgerly properties becoming effective January 1, 2006.  Little White Lakes was purchased effective April 1, 2006.  Depletion is computed based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the leaseholds were as follows:

Field	Total Proven Reserves	Remaining at September 30, 2007	Depletion rate for September 30, 2007	Depletion rate for September 30, 2006

Barnes Creek	73,310	51,450	16.2%	14.9%

Edgerly	210,574	51,273	15.9%	4.9%

Little White Lakes	27,673	10,159	50.5%	20.8%

Oil and Natural Gas Exploration and Development Texhoma records its exploration operations in accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (FAS 19). Exploration involves identifying areas that may warrant inspection and/or examination of specific areas that indicate they may possess the presence of oil and gas reserves, including the drilling of exploration wells and collecting seismic data.

Texhoma adopted Successful Efforts accounting for exploration costs as defined in FAS 19.  Under this method, geological and geophysical costs, the costs of carrying and retaining undeveloped properties such as delay rentals, ad valorem taxes on properties, legal costs for the title defense, maintenance of land and lease records, and dry and bottom hole contributions are charged to expense as incurred.  The cost of drilling exploratory wells is capitalized, pending determination of whether the well can produce hydrocarbons.  If it is determined the well has no commercial potential, the capitalized costs, net of any salvage value are expensed.

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

Equity Method of Accounting for Investments in Common Stock - The equity method of accounting for investments in Common Stock when the ownership is 50 percent or less of the voting stock of the enterprise is governed by APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18).  It states that use of the equity method of accounting for an investment is required if the investor exercises significant influence over the operating and financial policies of the investee.  APB 18 includes presumptions, based on the investors percentage of ownership, as to whether the investor has that ability.

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

The effects of the adoption of FAS No. 123(R) on Texhomas results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhomas stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award.  In addition, Texhoma utilizes restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhomas common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154).  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 requires retrospective application to prior periods financial statements of voluntary changes in accounting principles. FAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. Texhoma does not believe the adoption of FAS 154 has had a material impact on its financial statements.

Inventory Cost - In November 2004, the FASB issued SFAS No. 151, Inventory Costsan Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred beginning in Texhomas first quarter of 2006. Texhoma does not believe that the adoption of FAS 151 did not have a material impact on its financial statements.

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

3.   SHARE CAPITAL

Stock for Services Compensation Plan - In accordance with Texhomas Stock for Services Compensation Plan, on August 26, 2004, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission, for registration under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans to register the shares of common stock under Texhomas  Plan in an amount of up to 11,000,000 pre forward split shares and 44,000,000 post forward split shares at various exercise prices.  The Board of Directors is authorized, without further approval; to issue shares of common stock under the plan from time to time of up to an aggregate of 44,000,000 post forward split shares of the Companys common stock.

Common Stock In May 2007, 4,800,000 shares of our common stock were subscribed for at $0.0125 per share for a total consideration of $60,000.

 In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William M. Simmons is the President of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhomas stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons, 1,000,000 shares to Valeska Energy Corp., and 1,000,000 shares to Asset Solutions (Hong Kong) Ltd.

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

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (Valeska and the Second Amendment).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the Services):

1,000 shares of the Companys Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

10,000,000 restricted shares of the Companys common stock; and

60,000,000 options to purchase shares of the Companys common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, which had an exercise price of $0.02 per share, which was greater than 110% of the trading price of the Companys common stock on the Pinksheets on the day of such grant.

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

In March 2006, the Company issued 1,062,500 warrants to purchase 1,062,500 shares at $0.04 cents per share and expiring in five years.  The warrants were issued to Energy Capital Solutions in consideration for raising capital for the Company.  In addition, up to 10,625,000 warrants to purchase Texhoma common stock at $0.04 per share, expiring in five years, as well as 961 warrants at $0.001 per share to purchase common shares of Texaurus Energy, Inc., a wholly owned subsidiary of Texhoma, at any time following Texhomas repayment of all obligations were issued to Laurus Master Fund Ltd.

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

o
Max Maxwell, our former president and Director was granted 750,000 qualified options and 3,250,000 non-qualified options (for 4,000,000 total options), which options were to vest at the rate of 500,000 options every three months, with the qualified options to vest first, in consideration for services to be rendered to the Company as the Company's president and Director. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Maxwells options have since expired unexercised;

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

o
Brian Alexander, our former Chief Financial Officer and Director was granted 1,000,000 non-qualified options, which options vested upon Mr. Alexander's execution of a deed of release and settlement between Mr. Alexander and the Company in connection with his resignation from his positions as the Company's Chief Financial Officer and Director. The options expired unexercised on July 1, 2007; and

o
Mr. Terje Reiersen then working as a consultant to the Company was granted 1,000,000 non-qualified options, which options were to vest at the rate of 250,000 options every three months, in consideration for consulting services to be rendered to the Company in connection with corporate advice in relation to a secondary listing amongst other things. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Reiersens options have since expired unexercised.

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

5.  ACQUISITIONS

On or about December 10, 2005, the Company entered into a 6% participation agreement with the "Clovelly Joint Venture.  On February 2, 2006, we executed a Sale and Purchase Agreement (the Clovelly SPA) with Sterling Grant Capital, Inc. pursuant to which we acquired a further 5% (five percent) working interest in the Clovelly South prospect located in Lafourche Parish, Louisiana.  We funded Clovelly SPA through a Joint Operating Agreement, the issuance to Sterling Grant of 2,000,000 shares of Company common stock and payment of $15,000.

On  March  15,  2006,  Texhomas wholly-owned  subsidiary,  Texaurus Energy, Inc., which was formed in March 2006 as  a  Delaware  corporation  ("Texaurus"),  entered  into  a Sales and Purchase Agreement  with  Structured Capital Corp., a Texas corporation to purchase certain oil and gas leases in Vermillion Parish,  Louisiana,  which  represent  a  10% working interest (7.3% net revenue interest) in such leases.  The agreed purchase price of the Little White Lake Property was a) two million five hundred thousand dollars ($2,500,000) and b) the issuance of 37,500,000 shares of our common stock.  This purchase had an effective date of April 1, 2006.

On March  28,  2006,  with  an effective date of January 1, 2006, Texaurus closed  a  Sales & Purchase Agreement to purchase certain interests from Kilrush Petroleum,  Inc. in Allen Parish, Louisiana and Calcasieu Parish, Louisiana, for aggregate  consideration  of  $5,225,000.  Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus Master Fund, Ltd. (Laurus).

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement and a Registration Rights Agreement, issued a Common Stock Purchase Warrant; entered into a Master Security Agreement with Laurus; and sold Laurus a Secured Term Note in the amount of $8,500,000 as well as various other agreements.  Additionally, in connection with the closing, we issued Laurus Common Stock Purchase Warrants to purchase up to 10,625,000 shares of Texhoma common stock and up to 49% of Texaurus common stock.

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

On May 31, 2006, Texhoma entered into six (6) participation agreements to purchase various oil and gas leases from Sunray Operating Company LLC (Sunray). In June and August 2006, Texhoma closed the purchase of three (3) of the participation agreements, entering into Assignments and Bill of Sales for purchase from Sunray the following Leases:

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

On  March  24, 2006, Mr. Jacobs, the Companys former Chief Executive Officer, subscribed for 7,500,000 shares of the Company's common  stock at $0.04 per share, for an aggregate consideration of $300,000, which funds were immediately used by the Company as a portion  of  the  consideration paid by the Company for the purchase of certain oil and gas interests from Kilrush Petroleum, Inc., located in Allen Parish,  Louisiana  and  Calcasieu  Parish,  Louisiana.

On April 10, 2006, Texhoma entered into a $735,000 Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd., a Bahamas corporation ("LOGI"). Texhoma owed $895,000 to LOGI  as of the date  of the Debt Conversion Agreement in connection  with  money  advanced to the Company in March 2005 for the fulfillment of  a portion of the cash call commitments for the drilling by Black Swan Thai.  Pursuant to the Debt Conversion Agreement, the Company and LOGI agreed to convert $160,000  of  the  $895,000 of  which  LOGI was owed into an aggregate of 4,000,000 shares (or one (1)  share  for  each $0.04 of debt converted) of newly issued shares of the Companys restricted common stock.  Mr. Max Maxwell, our former President is a 50% owner of LOGI.

On  May  15,  2006, LOGI provided the  Company  notice  of its desire to convert its $735,000 Promissory Note, which amount remained from LOGIs Debt Conversion Agreement entered into with Texhoma in April 2006, into  18,375,000  shares  of  the  Company's  common  stock  and  as  a result of such conversion, which shares were subsequently issued to LOGI.

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

All options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Companys common stock on June 1, 2006, multiplied by 110%.  Options of 4,000,000 were granted to Max Maxwell and Frank Jacobs, and options of 1,000,000 were granted to Brian Alexander, and Terje Reiersen.  On June 7, 2006, the Board of Directors approved the grant of an additional 1,000,000 options to Peter Wilson, which amount was later amended to include 2,000,000 options, which expire if unexercised on June 1, 2009.

On September 19, 2006, Mr. Brian Alexander decided not to seek re-election as a director of the Company due to other business and work commitments.  In connection with monies we owed Mr. Alexander in director and consulting fees, 300,000 shares of restricted common stock were issued to Mr. Alexander in lieu of cash.  In addition Mr. Alexanders vesting was accelerated such that his options were fully vested with a new expiration date of June 1, 2007.   Mr. Alexander and the Company executed a letter of Mutual Release when Mr. Alexander resigned as an officer and director of the Company on September 27, 2006.   Mr. Alexander did not exercise his option rights and those options expired on June 1, 2007.

In March 2007, Capersia Pte. Ltd. transferred 10,000,000 of its shares of Texhoma stock to Pacific Spinner Ltd.

Mr. Maxwell resigned from the Company on May 1, 2007, did not exercise any of his option rights and as a result all option grants expired on August 1, 2007.  Frank Jacobs resigned on June 14, 2007 and his options expired unexercised on September 14, 2007.

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. William Simmons is the President of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhomas stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy, Corp.

In July 2007, 500,000 shares were issued to Mr. Ibrahim Nafi Onat in consideration for his entry into a consulting agreement with us.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (Valeska and the Second Amendment).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the Services):

1,000 shares of the Companys Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

10,000,000 restricted shares of the Companys common stock; and

60,000,000 options to purchase shares of the Companys common stock, which shall have a cashless exercise provision, shall be valid for a period of three years from their grant date, and had an exercise price of $0.02 per share, equal to greater than 110% of the trading price of the Companys common stock on the Pinksheets on the day of such grant.

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

The Laurus Master Fund, Ltd (Laurus) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note.  The note further states that any unpaid monthly interest becomes payable at the end of the term.

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

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the Jacobs' Note). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (Jacobs), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.

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

11. SUBSEQUENT EVENTS

 On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (Reiersen and the Reiersen Release).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the First Amendment).  Pursuant to the First Amendment, Laurus agreed to:

(a)	waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007;
(b)
amend the terms of the Laurus Note to provide that a Change of Control of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the Agreement) by and between the Company, Frank A. Jacobs, our former officer and Director (Jacobs), and Jacobs Oil & Gas Limited, a British Columbia corporation (JOGL and collectively with Jacobs, the Jacobs Parties), Clover Capital, a creditor of the Company (Clover), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (Capersia), Peter Wilson, an individual and a former Director of the Company (Wilson), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (SGC and collectively with Clover, Capersia and Wilson, the Non-Jacobs Parties, and with the Jacobs Parties, the Interested Parties).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the Disputes).  We entered into the Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the Jacobs Shares); all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the Jacobs Note); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs agreed to certify the accuracy and correctness of the Companys previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from approximately January 2005 to June 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the LOGI Shares), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Companys questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersias possession received through Texhomas previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the Capersia Shares), Capersia will not transfer shares in excess of 2% of Texhomas then outstanding shares in any three (3) month period, until the second anniversary of the Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (Morgan Creek) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the Jacobs Note and Morgan Creek Shares), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Agreement, the Interested Parties agreed to release the Company from  any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.s common stock on the date of the Agreement of $0.46.

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Companys common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock each, with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the Units).  One Unit was sold immediately to the Purchaser, and one Unit was sold to Purchaser shortly after December 15, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008 and the second due on December 19, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back subscription rights in connection with the sale of the Units.

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

* * * * * * * *

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following supplemental information regarding the oil and gas activities of Texhoma Energy, Inc. is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Standards (SFAS) No. 69, Disclosures About Oil and Gas Producing Activities.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Texhomas reserves. Texhoma emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

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

Results of Operations for Producing Activities

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and Natural Gas Liquids (NGLs). The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include Depletion, Depreciation & Amortization (DD&A) allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided at September 30, 2007 and 2006. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	2007	2006
Net revenue from production	$1,757,647	$2,258,425

Production costs	444,742	1,321,119
DD&A	1,031,851	1,301,574
Impairment reserve	-	2,682,194

Total costs	1,476,593	5,304,887

Gain (Loss) before income tax	281,054	(3,046,462)

DD&A rate per Barrel of Oil Equivalency BOE	7.23	4.18

DD&A and impairment rate per BOE	7.23	12.79

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

The standardized measure of discounted future net cash flows as of September 30, 2006 was calculated using $81.77 per barrel of oil and $6.87 per thousand cubic feet (mcf) of gas.

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

Effective June 1, 2007, the client auditor relationship between the Company and Jewett, Schwartz, Wolfe & Associates, Certified Public Accountants, formerly Jewett, Schwartz & Associates, Certified Public Accountants ("JSWA") was terminated. Effective June 1, 2007, the Company engaged GLO CPAs, LLP, Certified Public Accountants ("GLO") as its principal independent public accountant for the fiscal year ended September 30, 2007, and the audit of the Companys previously unaudited and unfiled September 30, 2005 and 2006 financial statements. The decision to change accountants was recommended and approved by the Company's Board of Directors on June 1, 2007.

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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to file our 2005, 2006 and 2007 quarterly and annual reports timely.

Moving forward, our current management intends to allocate sufficient resources to allow us to timely file our periodic and current reports with the Commission.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal year reported by this Form 10-KSB/A, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Simmons obtained his Bachelors degree from Texas A&M University in College Station, Texas in Geography in 1980.

Daniel Vesco
Chief Executive Officer, Chief Financial Officer, and Director

Daniel Vesco, age 54, has served as our Chief Executive Officer since May 17, 2007, as a Director since June 4, 2007 and as Chief Financial Officer since July 26, 2007.  Mr. Vesco has served as Chief Executive Officer and as a Director of our wholly owned subsidiary, Texaurus Energy, Inc. since June 30, 2007 (Texaurus). Mr. Vesco has been Managing Director of Asset Solutions (Hong Kong) Limited, a Hong Kong based boutique investment bank for the past 7 years and is a resident of Hong Kong. Asset Solutions is engaged in corporate advisory, Mergers and Acquisitions and institutional (non retail) fund raising activities principally focused on Asia, including China.

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

Consulting Agreement With Mr. Onat

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the Consulting Agreement), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the Six Month Issuance).

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

						Non-Equity	Nonqualified
	Year					Incentive	Deferred	All Other	Total*
Name & Principal	Ended			Stock	Options	Plan	Compensation	Compen-	Compen-
Position	September 30	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Sation ($)	Sation ($)

Daniel Vesco	2007(1)	-	-	-	-	-	-	-	-
CEO, CFO and Director

William M. Simmons	2007(1)	-	-	-	-	-	-	-	-
President and Director

Max Maxwell	2007	$138,804(G)	-	-	-	-	-	-	$138,804(G)
Former President and Director (2)	2006	$109,060	$25,000	-	(A)	-	-	$16,040 (B)	$150,100

Ibrahim Nafi Onat	2007(6)	$7,500	-	$15,000 (6)	-	-	-	-	$22,500
Director

Frank A. Jacobs	2007	$0	-	-	-	-	-	-	-
Former Director/CEO/CFO (3)	2006	$80,000 (C)	-	-	(D)	-	-	-	$80,000

Brian Alexander	2006	$36,000 (E)	-	-	(F)	-	-	-	$36,000
Former President / CEO/CFO/Director (4)

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

(1)Mr. Vesco and Mr. Simmons are not paid a salary from the Company, they have not  been directly issued any restricted shares or options or warrants from the Company, and they are reimbursed by the Company directly or indirectly for any Company expenses.  They are paid however through the Management Services Agreement with Valeska, which Mr. Simmons serves as President of and Mr. Vesco beneficially owns through an entity which he controls.  Additionally, Valeska has been issued restricted common stock by the Company, and has been granted warrants to purchase shares of common stock as described in greater detail herein.  Finally, through the Management Services Agreement, Valeska may be reimbursed directly for the reasonable business expenses of Mr. Vesco and/or Mr. Simmons in connection with their services to the Company.  The Management Services Agreement, as amended, is described in greater detail below under Other Certain Relationships and Related Transactions.  On June 4, 2007, Daniel Vesco was appointed as Chief Executive Officer and as a Director of the Company.  On June 4, 2007, William M. Simmons was appointed as President and as a Director of the Company. On July 26, 2007, William M. Simmons was appointed as Secretary and Treasurer of the Company. On July 26, 2007, Mr. Vesco was appointed as our Chief Financial Officer.

(2) Mr. Maxwell served as a Director of the Company from April 10, 2006 to May 1, 2007.  Mr. Maxwell served as the Companys President from April 12, 2006 to May 1, 2007 and as Chief Executive Officer of the Company from June 5, 2006 to May 1, 2007.

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

(4) Mr. Alexander served as the Companys President from November 2, 2004 to April 12, 2006 and as a Director of the Company from November 2, 2004 to September 27, 2006.  He also served as our Chief Financial Officer from April 12, 2006 to September 27, 2006.

(5) Served as President and Chief Executive Officer from approximately May 17, 2004 to November 2, 2004.

(6) Effective July 1, 2007, the Company entered into a one year consulting agreement with Mr. Onat to serve as a Director of the Company, pursuant to which he was to be paid $2,500 per month, 1,000,000 restricted shares of common stock (valued at $0.02 per share, based on the trading price of the Company’s common stock on or around July 1, 2007, or $20,000 in aggregate), of which 500,000 shares have been issued to date, and 500,000 restricted shares of common stock will be issued to Mr. Onat assuming he continues to be  employed by the Company on January 1, 2008, six months after the effective date of the agreement.  In accordance with FAS 123R, $15,000 of expense has been recorded as of  September 30, 2007, which amount includes the full value of the 500,000 shares issued to Mr. Onat on or around July 1, 2007 ($10,000) and 50% of 500,000 shares which will vest to Mr. Onat on January 1, 2008 ($5,000), assuming he is still employed by the Company at that time.  Although not included in the table above, which only includes compensation as the end of the September 30, 2007 fiscal year end, Mr. Onat was employed by the Company on January 1, 2008, and did earn the additional 500,000 shares, which we subsequently issued to Mr. Onat.  The additional $5,000 of compensation expense relating to the remaining value of the shares earned by Mr. Onat on January 1, 2008, was recorded in compensation expense during the quarter ended December 31, 2007.

(A) Mr. Maxwell was granted an aggregate of 3,250,000 Non-Qualified Stock Options and 750,000 Incentive Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Companys common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months, with the Incentive Stock Options granting first, as long as he was employed by the Company. Mr. Maxwell vested 1,500,000 Options as of May 1, 2007, the date of his resignation from the Company.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options expired unexercised on August 1, 2007.  As a result, the Options granted to Mr. Maxwell have no value in the table above.

(B) Mr. Maxwell received consideration of $16,040 as a bonus in connection with funds received from subscription agreements which he was able to obtain for the Company.

(C) Approximately $90,000 of Mr. Jacobs' salary for the year ended September 30, 2005 was accrued and remains unpaid.  Approximately $55,000 of Mr. Jacobs salary for the year ended September 30, 2006 was accrued.  All of Mr. Jacobs accrued and unpaid salary was extinguished by Mr. Jacobs in connection with Mr. Jacobs entry into the Settlement Agreement and Mutual Release, described above.

(D) Mr. Jacobs was granted an aggregate of 4,000,000 Non-Qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Companys common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest at the rate of 500,000 shares every three months as long as Mr. Jacobs was employed by the Company, and as such Mr. Jacobs vested 2,000,000 Options prior to his resignation from the Company on June 14, 2007.  The Options were to expire if unexercised on June 1, 2009, or three (3) months from the date of the termination of his employment with the Company, and as such all of his vested Options expired unexercised on September 14, 2007.  The Options were issued above the market price of the Companys common stock on the date of issuance, and as such Options expired unexercised, the grant of such Options have been given no value in the table above.

(E) Approximately $13,000 of Mr. Alexanders salary for the year ended September 30, 2005 and approximately $12,000 of Mr. Alexanders salary for the year ended September 30, 2006 was accrued, and settled in September 2005 through the issuance of 300,000 shares of the Companys restricted common stock to Mr. Alexander in consideration for him releasing all claims he had against the Company, including claims for past amounts owed.

(F) Mr. Alexander was granted an aggregate of 1,000,000 Non-qualified Stock Options on June 1, 2006.   The Options all had an exercise price of $0.13 per share, equal to the mean of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Companys common stock on June 1, 2006, multiplied by 110%, which was equal to $0.13 per share.  The options were to vest upon Mr. Alexanders execution of a Deed of Release and Settlement between Mr. Alexander and the Company, when he resigned from his positions with the Company, which he entered into on September 27, 2006.  Once vested, the options were to expire if unexercised on June 1, 2007, and all of the Options granted to Mr. Alexander have since expired unexercised.  The Options granted to Mr. Alexander have been given no value in the table above because they were granted above the trading price of the Companys common stock and have expired unexercised.

(G) This amount included $43,392 which was paid to Mr. Maxwell, and $95,412 which was accrued and later extinguished in connection with the Settlement Agreement entered into with Mr. Maxwell as described in greater detail above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (September 30, 2007)
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Ibrahim Nafi Onat	-	-	-	-	-	500,000 (1)	$6,000 (2)	-	-

(1) The 500,000 shares vested to Mr. Onat on January 1, 2008, and have been issued to Mr. Onat to date.

(2) Based on the closing price of the Company’s common stock on Pinksheets.com as of September 28, 2007 ($0.012 per share).  The  value attributed to the 500,000 shares of common stock issued to Mr. Onat as described in the table above was $5,000, which represented the value of the 500,000 shares as calculated by FAS 123(R) based on the trading price of the Company's common stock on the grant date of the 500,000 then unvested shares.

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

(3) Includes 1,000,000 shares which Mr. Simmons owns directly, 26,200,000 shares of common stock, and 60,000,000 warrants to purchase shares of our common stock at an exercise price of $0.02 per share, which Mr. Simmons is deemed to beneficially own through Valeska Energy Corp. (Valeska), of which he serves as the President.

(4) Includes one thousand (1,000) shares of Series A Preferred Stock which are held by Valeska, and which Mr. Simmons is deemed to beneficially own, and which voting in aggregate are able to vote an amount of voting shares equal to 51% of our outstanding voting stock.

(5) Daniel Vesco, the Companys Chief Executive Officer owns a majority of the outstanding shares of common stock of Valeska though an entity which he controls, and is a Director of Valeska; however, Mr. Vesco does not have voting and/or dispositive control over the shares of common stock held by Valeska.

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

(8) The beneficial owner of Capersia Pte. Ltd. is Sino Atlantic Limited (Atlantic) and the Director of Capersia Pte. Ltd. is Richard N. Wilson.

(9) The beneficial owner of Pagest Services SA (Pagest) is Jacques Point. The amount of common stock beneficially owned by Pagest includes 20,000,000 shares issuable in connection with the conversion of $250,000 of Convertible Promissory Notes at a conversion price of $0.0125 per share, which Convertible Notes are convertible at the option of the holder, and 10,000,000 Class A and 10,000,000 Class B warrants to purchase shares of the Companys common stock at an exercise price of $0.02 and $0.03, respectively.  Pursuant to the terms of the Convertible Promissory Notes and Warrants held by Pagest, Pagest is not able to convert the Convertible Promissory Notes or exercise the Warrants, if such conversion or exercise, respectively, would cause it to own more than 9.9% of the Companys common stock, provided however, that Pagest may waive such ownership limitation by providing us at least 75 days prior written notice of its intention to waive such limitation.

(10) The beneficial owner of Structured Capital Corporation is Jostein Hauge.

(11) The beneficial owners of Lucayan Oil and Gas, Ltd. (LOGI) are the Company's former President and Director, Max Maxwell, who is a 50% owner and Director of LOGI and A.E. "Buzz" Jehle,  who is a 50% owner and Director of LOGI.

(12) The beneficial owner of Hobart Global Ltd. is AIBWorthytrust Limited as Trustees of the Tyser 1998 Discretionary Settlement.

(13) The beneficial owner of Polaris Holdings, Inc. is Ingolfe Grinde.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following Certain Relationships and Related Transactions represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the Companys current management team.  There may however be various other material transactions regarding the Company which the Companys current management is not aware of.

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

o
Max Maxwell, our former president and Director was granted 750,000 qualified options and 3,250,000 non-qualified options (for 4,000,000 total options), which options were to vest at the rate of 500,000 options every three months, with the qualified options to vest first, in consideration for services to be rendered to the Company as the Company's president and Director. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Maxwells options have since expired unexercised;

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

o
Brian Alexander, our former Chief Financial Officer and Director was granted 1,000,000 non-qualified options, which options vested upon Mr. Alexander's execution of a deed of release and settlement between Mr. Alexander and the Company in connection with his resignation from his positions as the Company's Chief Financial Officer and Director. The options expired unexercised on July 1, 2007; and

o
Mr. Terje Reiersen then working as a consultant to the Company was granted 1,000,000 non-qualified options, which options were to vest at the rate of 250,000 options every three months, in consideration for consulting services to be rendered to the Company in connection with corporate advice in relation to a secondary listing amongst other things. The options were to expire if unexercised on June 1, 2009, or at the expiration of three months from the date of the termination of his employment with the Company.  All of Mr. Reiersens options have since expired unexercised.

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

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director of the Company, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the Jacobs' Note). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (Jacobs), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not try to collect the principal and/or accrued interest on such note for a period of one (1) year.

The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the assignment of 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Jacobs as security for the money that is owed to Mr. Jacobs under the Jacobs' Note.

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (Valeska), whose President is William M. Simmons, who became an officer and Director of us on or about June 4, 2007, as described below, which was subsequently amended on or about June 1, 2007 (collectively the Management Agreement).

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the Joint Venture), described below; Valeska agreed to provide us management services and act as a Management Consultant to us, for a monthly fee of $10,000 (plus expenses), or 15% of any revenue we generate, whichever is greater (excluded from this definition however are asset sales and/or income of a capital nature, and included in the definition are 20% of the revenues we receive from our Joint Venture with Laurus Master Fund, Ltd.); and we also agreed to issue Valeska 15,200,000 restricted shares of our common stock. We also agreed pursuant to the Management Agreement, as amended, that we would issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board. The Management Agreement has a minimum term of three months, beginning on May 1, 2007. The Management Services Agreement was later amended and extended by the parties entry into the Second Amendment to Management Services Agreement with Valeska Energy Corp. in August, 2007, as described below.

Joint Venture Agreement

On or about May 15, 2007, we entered into a Joint Venture Relationship Agreement with Valeska (the Joint Venture Agreement), pursuant to which we and Valeska agreed to form a new Texas limited partnership (the Joint Venture), of which Valeska will serve as general partner. The Joint Venture Agreement contemplates that Valeska will cause funds to be invested, arrange financial and strategic partnerships, and that both parties would bring investment opportunities to the Joint Venture. Pursuant to the Joint Venture Agreement, Valeska has co-investment rights in the Joint Venture. Any distributions from the Joint Venture will be paid first to Valeska and the Company, in an amount equal to 8% to Valeska and 2% to the Company, subject to investor approval; then to any investors as negotiated therewith; and finally Valeska and the Company will share any remaining distributions, with Valeska receiving 80% of such distributions and the Company receiving 20% of such distributions.

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

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy Corp., which is controlled by William M. Simmons, the President and Director of the Company, and is majority owned by Daniel Vesco, the Companys Chief Executive Officer and a Director of the Company, through an entity which he controls (Valeska and collectively the Shareholders) entered into a Voting Agreement (the Voting Agreement).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the Shares) which they hold for (i.e. in favor of) the removal of William M. Simmons or Daniel Vesco, our Directors (the New Directors).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

The Voting Agreement further provided that in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such Directors conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such Directors gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Shareholder becomes aware of information which would lead a reasonable person to believe that such Director has committed fraud or theft from the Company, or a violation of the Securities laws, the Voting Agreement shall not apply, and the Shareholders may vote their Shares as they see fit.

The Term of the Voting Agreement is until June 5, 2009 (the Term).  The Shareholders agreed to enter into the Voting Agreement in consideration for the New Directors agreeing to serve the Company as Directors of the Company.

On or about July 12, 2007, another one of our significant shareholders, Lucayan Oil and Gas Investments, Ltd. (LOGI), which is 50% owned by Max Maxwell, our former President and Director, entered into a Voting Agreement with us, which was amended by a First Amendment to Voting Agreement, which provided that the shares of common stock held by LOGI would be subject to the identical terms of our June 5, 2007 Voting Agreement with the Shareholders.

Cooperation Agreement and Mutual Release

On or about July 12, 2007, LOGI; Mr. Maxwell; Meredith Maxwell, Mr. Maxwells daughter and our former employee; and A.E. Buzz Jehle, our former consultant (collectively the Former Interested Parties) entered into a Cooperation Agreement and Mutual Release (the Release) with us and Texaurus Energy, Inc. (Texaurus), our wholly owned Delaware subsidiary (for the purposes of the description of the Release, all references to we, us, the Company or similar words include Texaurus).  In connection with the Release, we and the Former Interested Parties agreed to release each other (including employees, officers, directors, representatives, employees and assigns) from any and all claims, rights, causes of action and obligations which were known or unknown at the time of the entry into the Release, subject only to the Assignment by the Former Interested Parties of their rights, causes of actions or demands against any former officers or Directors of us to the Company and the New Directors (the Assignment) and the Extension.  The release we provided to the Former Interested Parties was against any and all claims, rights, causes of action and obligations which were known at the time of the entry into the Release, or which are not brought to the attention of the New Directors or the Company by 5:00 P.M. Central Standard Time, on September 30, 2007 (the Extension).

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

Mr. Maxwell also agreed pursuant to the terms of the Release that any options which he vested pursuant to the June 2006 options which he was granted by us would expire if unexercised on August 1, 2007; and that we owe him no rights to contribution or indemnification in connection with his service to the Company. Mr. Maxwell also certified that the shares of common stock granted to LOGI were issued for valid consideration and fully paid and non-assessable (the Certification).  Additionally, pursuant to the terms of the Release, we agreed to indemnify Mr. Maxwell and Mr. Jehle against any dispute regarding the shares issued to LOGI, provided that such Certification is valid and correct.

Consulting Agreement

Effective July 1, 2007, we entered into a Consulting Agreement with Ibrahim Nafi Onat, our Director (the Consulting Agreement), pursuant to which Mr. Onat agreed to serve as our Director and Vice President of Operations for an initial term of twelve (12) months, which term is renewable month to month thereafter with the mutual consent of the parties.  Pursuant to the Consulting Agreement we agreed to pay Mr. Onat $2,500 per month during the term of the Consulting Agreement, to issue him 500,000 restricted shares of common stock in connection with his entry into the Consulting Agreement and 500,000 restricted shares of common stock assuming he is still employed under the Consulting Agreement at the expiration of six (6) months from the effective date of the Consulting Agreement (the Six Month Issuance).  The Consulting Agreement is described in greater detail above.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (Valeska and the Second Amendment).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the Services):

1,000 shares of the Companys Series A Preferred Stock;

A monthly fee of $20,000 per month during the extended term of the Second Amendment, plus reasonable and actual costs incurred by Valeska (or individuals or designees brought on by Valeska, including lodging, car rental and telephone expenses therewith) in connection with such Services;

10,000,000 restricted shares of the Companys common stock; and

60,000,000 options to purchase shares of the Companys common stock, which have a cashless exercise provision, are valid for a period of three years from their grant date, and have an exercise price of greater than 110% of the trading price of the Companys common stock on the Pinksheets on the day of such grant, equal to $0.02 per share.

Subsequent Events

On or about October 30, 2007, we entered into a Cooperation Agreement and Mutual Release with our former consultant Terje Reiersen (Reiersen and the Reiersen Release).  Pursuant to the Reiersen Release, Reiersen agreed to release us, our current and former officers, agents, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action in contract or tort, under any federal or state law, whether known or unknown, relating to his services with the Company or the Company in general for any matter whatsoever other than in connection with any claims against any former officers or Directors of the Company, which claims Reiersen assigned to the Company.  Reiersen also agreed to cooperate fully with us in connection with any reasonable requests from us for a period of sixty (60) days from the date of the Reiersen Release, that we would not owe him any rights of contribution or indemnification in connection with any services he rendered on our behalf and that we would not owe him any other consideration other than what we agreed to provide him in connection with the Reiersen Release (as described in greater detail below).

In connection with the Reiersen Release, we paid Reiersen $2,500 and issued Reiersen 250,000 restricted shares of our common stock.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the First Amendment).  Pursuant to the First Amendment, Laurus agreed to:

(a)	waive any default which may have occurred as a result of our failure to become current in our filings with the Commission;
(b)
amend the terms of the Laurus Note to provide that a Change of Control of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the Jacobs Agreement) by and between the Company, Frank A. Jacobs, our former officer and Director (Jacobs), and Jacobs Oil & Gas Limited, a British Columbia corporation (JOGL and collectively with Jacobs, the Jacobs Parties), Clover Capital, a creditor of the Company (Clover), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (Capersia), Peter Wilson, an individual and a former Director of the Company (Wilson), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (SGC and collectively with Clover, Capersia and Wilson, the Non-Jacobs Parties, and with the Jacobs Parties, the Interested Parties).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the Disputes).  We entered into the Jacobs Agreement to settle the Disputes with the Interested Parties.

In consideration for the Company agreeing to enter into the Jacobs Agreement, the Jacobs Parties agreed to the following terms: the Jacobs Parties would return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the Jacobs Shares), which shares have not been cancelled to date, and are therefore included in the number of issued and outstanding shares disclosed throughout this report; all debt owed by Texhoma to the Jacobs Parties, known or unknown, was discharged and forgiven, including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the Jacobs Note); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Companys previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the LOGI Shares), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Companys questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

Additionally, in consideration for the Company agreeing to enter into the Jacobs Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000, Capersia, which purportedly totaled $60,000 or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersias possession received through Texhomas previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the Capersia Shares), Capersia will not transfer shares in excess of 2% of Texhomas then outstanding shares in any three (3) month period, until the second anniversary of the Jacobs Agreement.

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed to the following terms: Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (Morgan Creek) shares held in trust by JOGL as collateral for a promissory note issued to JOGL by the Company (the Jacobs Note and Morgan Creek Shares), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

Further, pursuant to the Jacobs Agreement, the Interested Parties agreed to release the Company from  any and all rights, obligations, claims, demands and causes of action, known or unknown, asserted or unasserted relating to the Disputes or the Company or its current or former Directors, and the Company agreed to release the Jacobs Parties and the Non-Jacobs Parties from any and all rights, obligations, claims, demands, and causes of action arising from or relating to the Capersia Shares, Jacobs employment with the Company, the Jacobs Note, the Jacobs Shares, the Morgan Creek shares, and the LOGI Shares.

As a result of the Jacobs Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.s common stock on the date of the Jacobs Agreement of $0.46.

ITEM 13. EXHIBITS

A)           THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS ANNUAL REPORT.

Exhibit Number	Description of Exhibit

3.1(t)	Certificate of Amendment to Articles of Incorporation increasing the authorized shares of common stock to 300,000,000 shares

3.2(13)	Series A Preferred Stock Designation

10.1(1)	Sale and Purchase Agreement, dated as of January 20, 2006, by and between Sterling Grant Capital Inc. and Texhoma Energy, Inc.

10.2(1)	Letter Agreement, dated as of December 31, 2005 by and between Pacific Spinner Limited and Texhoma Energy, Inc.

10.3(2)	Sales and Purchase Agreement with Structured Capital Corp.

10.4(2)	Sales & Purchase Agreement with Kilrush Petroleum

10.5(2)	Securities Purchase Agreement

10.6(2)	Secured Term Note

10.7(2)	Warrant Agreement (Texaurus)

10.8(2)	Warrant Agreement (Texhoma)

10.9(2)	Registration Rights Agreement

10.10(2)	Stock Pledge Agreement

10.11(2)	Side Letter Agreement

10.12(2)	Guaranty of Texaurus

10.13(2)	Personal Guaranty of Frank Jacobs

10.14(2)	Warrant with Energy Capital Solutions, LLC

10.15(2)	Frank Jacobs Subscription Agreement

10.16(5)	Sales and Purchase Agreement with Structured Capital Corp.
10.17(6)	First Amendment to Sales and Purchase Agreement

10.18(6)	Mortgage, Security Agreement, Finance Statement and Assignment of Production

10.19(6)	Collateral Assignment

10.16(7)	Debt Conversion Agreement with Lucayan Oil and Gas Investments, Ltd.

10.17(7)	Note with Lucayan Oil and Gas Investments, Ltd.

10.18(8)	Promissory Note to Frank Jacobs

10.19(8)	Security Agreement with Frank Jacobs

10.20(10)	Letter Agreement with Matrixx Resource Holdings Inc. regarding the sale of the Clovelly Prospect

10.21(11)	Agreement Regarding Frank A. Jacobs Note

10.22(11)	Joint Venture Relationship Agreement

10.23(11)	Management Services Agreement with Valeska and Amendment thereto

10.24(12)	Jacobs Oil & Gas Limited Promissory Note

10.25(13)	Voting Agreement

10.26(13)	Voting Agreement with LOGI

10.27(13)	First Amendment to Voting Agreement with LOGI

10.28(13)	Cooperation Agreement and Mutual Release

10.28(13)	Consulting Agreement with Ibrahim Nafi Onat

10.29(14)	Promissory Note and Security Agreement with Polaris

10.30(16)	Second Amendment to Management Services Agreement

10.31(17)	Option Agreement

10.32(18)	Cooperation Agreement and Mutual Release with Terje Reiersen

10.33(18)	First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus

10.34(19)	Settlement Agreement and Mutual Release

16.1(15)	Letter from Braverman & Company, PC

16.2(3)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.3(4)	Letter from Chisholm, Bierwolf & Nilson, LLC

16.4(9)	Letter from Jewett, Schwartz, Wolfe & Associates

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(t)	Filed as an exhibit to our Form 8-K, filed with the Commission on September 22, 2006, and incorporated herein by reference.

(1)	Filed as exhibits to the Companys Form 8-K filed with the Commission on February 14, 2006, and incorporated herein by reference.

(2)	Filed as exhibits to the Companys Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filing, filed with the Commission on April 5, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed with the Commission on April 13, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K, filed with the Commission on April 4, 2006, and incorporated herein by reference.

(6)	Filed as exhibits to our Form 8-K, filed with the Commission on April 26, 2006, and incorporated herein by reference.

(7)	Filed as exhibits to our Form 8-K, filed with the Commission on May 24, 2006, and incorporated herein by reference.

(8)	Filed as exhibits to our Form 8-K, filed with the Commission on February 13, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 21, 2007, and incorporated herein by reference.

(10)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 25, 2007, and incorporated herein by reference.

(11)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 8, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to our Form 8-K, filed with the Commission on October 20, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to our Form 8-K, filed with the Commission on July 30, 2007, and incorporated herein by reference.

(14)	Filed as an exhibit to our Form 8-K, filed with the Commission on June 13, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to our Form 8-K, filed with the Commission on May 17, 2004, and incorporated herein by reference.

(16)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on August 21, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to our Form 10-QSB, filed with the Commission on September 11, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to our Form 10-KSB, filed with the Commission on November 9, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to our Form 8-K, filed with the Commission on December 6, 2007, and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended September 30, 2007, the Company incurred approximately $84,000 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2007 and for the review of the Company's unaudited quarterly financial statements as filed in the Companys reports on Form 10-QSB for the year ended September 30, 2007.

During the fiscal year ended September 30, 2006, the Company incurred approximately $69,736 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended September 30, 2006 and for the review of the Company's unaudited quarterly financial statements as filed in the Companys reports on Form 10-QSB for the year ended September 30, 2006.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: March 20, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer	March 20, 2008
Chief Financial Officer,
(Principal Financial Officer) and
Director
/s/ Ibrahim Nafi Onat
Ibrahim Nafi Onat	Director	March 20, 2008