Form 10QSB
period 2008-03-31
TEXHOMA ENERGY INC
filed 2008-05-15
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended March 31, 2008

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
Yes [ ] No [X].

At May 5, 2008, there were 245,112,224 shares of the issuer’s common stock outstanding.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and September 30, 2007

ASSETS	March 2008	September 2007
	(unaudited)
Current Assets
Cash and cash equivalents	$36,670	$44,785
Restricted cash	91	219,088
Accounts receivable-miscellaneous	20,801	185,350
Accounts receivable-net oil and gas production	254,141	248,882

Total Current Assets	311,703	698,105

Oil and Gas Properties and related assets, net of depletion and depreciation of $2,632,590 and $2,333,426 at March 31, 2008 and September 30, 2007, respectively	4,455,004	4,556,305

Other Assets	328,793	615,728

TOTAL ASSETS	$5,095,500	$5,870,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$752,642	$502,875
Accrued expenses	402,223	1,202,438
Notes payable related parties	50,000	453,432
Convertible notes payable	250,000	-

Total Current Liabilities	1,454,865	2,158,745

Long term notes payable	7,934,881	8,155,280

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2008 and September 30, 2007	1	1
Common stock, $0.001 par value, 300,000,000 shares authorized, 245,112,224 and 231,162,224 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	245,112	231,162
Additional paid-in capital	10,298,074	10,330,166
Retained deficit	(14,837,433)	(15,005,216)

Total Stockholders’ Deficit	(4,294,246)	(4,443,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,095,500	$5,870,138

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2008 and 2007

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Revenues	(unaudited)
Oil and gas interests	$429,125	$437,537	$846,715	$915,203

Total revenues	429,125	437,537	846,715	915,203

Operating expenses:
Oil and gas exploration	106,940	243,983	344,507	350,720
Gross Margin	322,185	193,554	502,208	564,483

Depletion and depreciation	133,918	149,349	299,164	366,815
General and administrative expenses	360,700	128,395	20,368	374,456

Operating income (loss)	(172,433)	(84,190)	182,676	(176,788)

Other income (expenses):
Gain (loss) on sale of furniture and equipment	-		2,000
Stock accretion gain (expense)	(7,835)	273,626	81,842	802,755
Loss on investment	-	(54,000)		(250,000)
Gain on extinguishment of debt	50,000		420,083
Interest income	-	3,270	1,477	7,347
Interest expense	(244,540)	(290,636)	(520,295)	(587,904)

Total other income (expense)	(202,375)	(67,740)	(14,893)	(27,802)

Income (loss) before income taxes	(374,808)	(151,930)	167,783	(204,590)

Net income (loss)	$(374,808)	$(151,930)	$167,783	$(204,590)

Weighted average common shares outstanding	246,701,263	181,662,252	238,975,367	181,662,252
Diluted weighted average common shares outstanding	N/A	N/A	238,975,367	N/A

Basic earnings (loss) per share:	$0.00	$0.00	$0.00	$0.00
Basic diluted earnings per share	N/A	N/A	$0.00	N/A

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the six months ended March 31, 2008 and for the year ended September 30, 2007
						Paid-In			Total
						Capital			Stockholders’
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]
Balance, September 30, 2006	181,662,252	$181,662	-	-	$10,527,155	-	-	$(12,817,295)	$(2,108,478)

Shares issued June 7, 2007 at $0.0125 per share	18,000,000	18,000			207,000				225,000
Shares issued June 7,2007 at $0.0125 per share	4,800,000	4,800			55,200				60,000
Shares issued, June 10, 2007 for management agreement at $0.02 per share	15,200,000	15,200			288,800				304,000
Shares issued July 1, 2007 for services agreement at $0.02 per share	500,000	500			9,500				10,000
Shares issued July 9, 2007 at $0.0125 per share	1,000,000	1,000			11,500				12,500
Shares issued August 13, 2007 for management agreement at $0.02 per share	10,000,000	10,000			190,000				200,000
Shares issued August 13, 2007 for management agreement at $0.001 per share			1,000	1					1
Net loss at September 30, 2007								(2,187,921)	(2,187,921)
Stock accretion for warrants					(958,989)				(958,989)

Balance, September 30, 2007	231,162,252	231,162	1,000	1	10,330,166			(15,005,216)	(4,443,887)

Shares issued October 30, 2007 for settlement agreement at $0.006	250,000	250			1,250				1,500
Transfer agent rounding adjustment	(28)
Shares retired for settlement agreement at $0.01 per share	(5,000,000)	(5,000)			(45,000)				(50,000)
Shares issued January 18, 2006 for management agreement at $0.006 per share	18,200,000	18,200			91,000				109,200
Shares issued January 2, 2008 for services agreement at $0.006 per share	500,000	500			2,500				3,000
Net income at March 31, 2008								167,783	167,783
Stock accretion for warrants					(81,842)				(81,842)

Balance at March 31, 2008	245,112,224	245,112	1,000	1	10,298,074			(14,837,433)	(4,294,246)

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2008 and 2007

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(unaudited)
Cash flows from operating activities: Net income (loss)	$(374,808)	$(151,930)	$167,783	$(204,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	133,286	146,585	297,900	364,050
Depreciation and amortization	80,350	82,482	160,700	162,200
Stock issued for services	62,200	-	63,700	-
Stock accretion (gain) loss	7,835	(273,626)	(81,842)	(802,755)

Change in assets and liabilities:
Accounts receivable	26,275	114,885	159,290	262,417
Accounts payable	187,721	63,495	249,767	(4,582)
Accrued expenses	(50,645)	69,480	(800,215)	(7,526)
Other	23,000	-	127,500	(12,000)
Net cash provided by (used in) operating activities	95,214	51,371	344,583	(242,786)

Cash flows from investing activities:
Oil and gas property investments and related	(126,969)	-	(197,864)	(8,900)
Decline in value of investments	-	54,000	-	250,000
Net cash (used in) investing activities	(126,969)	54,000	(197,864)	241,100

Cash flows from financing activities:
Loans from affiliates	-	5,200		5,200
Loan repayment to affiliates	-	-	(403,432)	(15,000)
Notes payable proceeds	-	-	250,000	-
Repayment of notes payable	(394)	(68,423)	(220,399)	(188,680)
Issuances of stock for services	-	-	-	-
Proceeds from issuance of common stock	-	-	-	-
Net cash provided by (used in) financing activities	(394)	(63,223)	(373,831)	(198,480)

Increase (decrease) in cash and cash equivalents	(32,149)	42,148	(227,112)	(200,166)

Cash and cash equivalents at beginning of period	68,910	247,563	263,873	489,877

Cash and cash equivalents at end of period	$36,761	$289,711	$36,761	$289,711

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended March 31, 2008

1. Summary of Significant Accounting Policies

Description of Business - Texhoma Energy, Inc. is engaged in the exploration for and the production of hydrocarbons, more commonly known as the exploration and production of crude oil and natural gas.  In March 2006, Texhoma incorporated a subsidiary in Delaware, Texaurus Energy, Inc. for the same purposes.

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

Property and Equipment- Property and equipment are recorded at cost less impairment. Depreciation is computed using the straight-line basis over estimated useful lives of two to five years.

Texhoma’s subsidiary depletes its oil and gas property based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the leaseholds were as follows:

Field	Total Proven Reserves	Remaining at March 31, 2008	Depletion rate for March 31, 2008	Depletion rate for March 31, 2007

Barnes Creek	73,310	46,435	5.3%	5.6%

Edgerly	210,574	50,060	1%	1.4%

Little White Lakes	27,673	8,093	11.1%	11.4%

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,496,000 deferred income tax asset at March 31, 2008 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $131,000 is related to the net operating gain generated for the six months ended March 31, 2008.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $5,239,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

Earnings or (Loss) Per Share - Per SFAS No. 128, Earnings per Share (FAS 128), earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period..  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the weighted average (loss) per share is reported for periods that report a loss.

Share-Based Payment - In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation (FAS 123(R)). Accordingly, Texhoma measures all stock-based compensation awards using a fair value method and the correlating expense is reflected in its financial statements as services are performed.

The effects of  FAS No. 123(R) on Texhoma’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of Texhoma’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award.. In addition, Texhoma utilizes restricted stock units as a key component of its ongoing employee stock-based compensation plan. These awards generally are recognized at their fair value, equal to the quoted market price of Texhoma’s common stock on the date of issuance, and this amount is amortized over the vesting period of the shares of restricted stock held by the grantee

2.  PROPERTY AND EQUIPMENT

No acquisitions of oil and gas properties were made during the six months ended March 31, 2008.

3.   SHARE CAPITAL

Common Stock - In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in consideration for $60,000.

In May 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. Dan Vesco is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

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

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement until September 30, 2008, and to pay Valeska the following consideration in connection with agreeing to perform the services required by the original Management Services Agreement, and in consideration for allowing Daniel Vesco and William M. Simmons (who has since resigned) to serve as Directors of the Company, bringing on personnel to assist the Company with the day to day operations of the Company, and helping bring the Company current in its filings (the “Services”):

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

As discussed below, in conjunction with the settlement agreement with Frank Jacobs, 5,000,000 shares of the Company stock owned by Mr. Jacobs were retired.

4.  STOCK OPTIONS

Pursuant to the Company's 2006 Stock Incentive Plan (the "Plan") options were issued at an exercise price of $0.13 per share, which was equal to the average of the highest ($0.125) and lowest ($0.111) quoted selling prices of the Company's common stock on June 1, 2006, multiplied by 110%.

Options that remain outstanding at March 31, 2008 include 2,000,000 options to purchase shares  to a consultant of the Company. The options granted were not  pursuant to the Plan. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009.

60,000,000 options were also granted to Valeska Energy Corp. on August 13, 2007 in conjunction with the second amendment to the terms of their management agreement at $0.02 per share and vested immediately.  The options expire if unexercised on August 13, 2010.

The following is a summary of the option activity during the six months ended March 31, 2008:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2007	62,000,000	$0.0235
Granted and Expired	-	-
Balance at March 31, 2008	62,000,000	$0.0235

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of March 31, 2008, 61,500,000 of the options were vested.  Based on our knowledge as of the date of this filing, we have not applied a forfeiture rate of the vested options.  We reduced the accrual for option expense by $7,850 in our current financial statements. The trading price of our stock was $0.003 per share on March 31, 2008.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 271%, weighted-average expected life of 2.35 years and no expected dividend yield, resulted in a fair value per option of $0.006.

5. RELATED PARTIES

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note, see Note 6 for additional information.

In June 2007, Valeska Energy Corp. entered into a management agreement with Texhoma for a minimum period of three months.  Mr. Dan Vesco is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons and 1,000,000 shares to Valeska Energy Corp.

In July 2007 and January 2008, an aggregate of 1,000,000 shares were issued to Mr. Ibrahim Nafi Onat in consideration for his entry into a consulting agreement with us.

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska Energy Corp. (“Valeska” and the “Second Amendment”).

Pursuant to the Second Amendment, we and Valeska agreed to extend the term of the Management Services Agreement, as well as engage Daniel Vesco and William M. Simmons to serve as Directors of the Company until September 30, 2008, for the following consideration

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

The Laurus Master Fund, Ltd (“Laurus”) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.  As discussed below, the Jacobs Note and all affiliated notes have been forgiven.

On or about June 5, 2007, we entered into an Agreement with Jacobs Oil & Gas Limited (“Jacobs”), pursuant to which Jacobs agreed that no interest would be due from us and/or accrue on the principal or accrued interest to date on his outstanding Promissory Note for the period of one (1) year from the date of the Agreement and that he would not attempt collection of  the principal and/or accrued interest on such note for a period of one (1) year.

The Company also entered into a Security Agreement with Mr. Jacobs under which Agreement the Board of Directors ratified the assignment of 200,000 shares of the common stock of Morgan Creek Energy Corp., which shares were held by the Company, to Mr. Jacobs as security for the money that was owed to Mr. Jacobs under the Jacobs' Note.

On or about November 2, 2007, we entered into a First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus (the “First Amendment”).  Pursuant to the First Amendment, Laurus agreed to:

(a)
waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, contingent upon bringing our filings current prior to December 15, 2007, which we did;

(b)
amend the terms of the Laurus Note to provide that a “Change of Control” of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.  In the future, we currently anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Laurus will accept such cashless exercise rights in lieu of registration.

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

On or about November 28, 2007, we entered into a Subscription Agreement with Pagest Services SA, a Swiss Company, pursuant to which we agreed to sell two units consisting of $125,000 in Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”).  One Unit was sold immediately to the Purchaser, and one Unit was  sold  on December 19, 2007.  The Convertible Promissory Notes bear interest at the rate of 2% per annum, until paid in full, which amount will increase to 15% per annum, upon the occurrence of an Event of Default (as defined in the Convertible Promissory Notes).  The Convertible Promissory Notes are due on the first anniversary of the date they are sold, with the first $125,000 in Convertible Promissory Notes being due on November 28, 2008, unless converted into shares of our common stock.  In the event that our common stock trades on the market or exchange on which it then trades, at a trading price of more than $0.02 per share, for any 10 day trading period, the Convertible Promissory Note will automatically convert into shares of our common stock at the rate of one share for each $0.0125 owed to the subscriber.  We also agreed to provide the subscriber piggy-back registration rights in connection with the sale of the Units.

7.  NET GAIN (LOSS) PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods presented that reflect a gain.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.  The inclusion of options and warrants in the calculation would be anti-dilutive, and they are excluded from the computation presented in the financial statements for periods of loss.

8.  WARRANTS

The following is a summary of the warrant activity during the six months ended March 31, 2008:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2007	11,687,500	$0.04
Granted	10,000,000	0.025
Outstanding at March 31, 2008	21,687,500	$0.033

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in shareholders’ equity.

We granted 10,000,000 warrants during the six months ended March 31, 2008  at exercise prices of $0.02 and $0.03 per share.

The trading price of our stock was $0.003 per share on March  31, 2003.  Outstanding warrants were  issued at $0.02 to $0.04  resulting in a weighted average price of $0.033 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 271%, weighted-average expected life of 2.39 years and no expected dividend yield, resulted in a fair value per warrant of $0.0055.

The fair value of the warrants granted and vested during the six months ended March 31, 2008, based upon the Black-Scholes option pricing model was  a decrease of $81,842 from the expense at September 30, 2007and as such we reflected the reduction to expense previously reported in our current financial statements.

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

10. SUBSEQUENT EVENTS

In April 2008, the Company entered into a Settlement Agreement and Mutual Release with William M. Simmons and Valeska (the “Simmons Release”).  Pursuant to the Simmons Release, Mr. Simmons agreed to resign as an officer and Director of the Company, and of Texaurus, effective April 22, 2008, and of Valeska and agreed to serve as a consultant to the Company on a limited basis for a period of six months following such resignation.  Additionally, Mr. Simmons and the Company agreed to mutually release each other and our assigns from any and all rights, obligations, claims, demands or causes of action, known or unknown relating to any issue whatsoever in connection with the Simmons Release.  We also agreed to issue Mr. Simmons 6,500,000 shares of common stock in connection with his entry into the Settlement Agreement, which shares have not been issued to date, and have not been included in the number of issued and outstanding shares disclosed throughout this report.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported net income of  $168,000 for the six months ended March 31, 2008  but has incurred $14,837,000 in cumulative losses.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

The Note provides for payments of principal and interest on the funds to be made monthly and applied to interest first, beginning June 1, 2006, through the Maturity Date. The amount of these monthly principal payments is equal to eighty percent (80%) of the gross production revenue received by Texaurus, relating to all oil and gas properties owned by Texaurus, for the prior calendar month, provided that the payments shall increase to one hundred percent (100%) of such gross production revenue if an Event of Default occurs (as defined in the Note).

In addition Laurus can acquire up to 961 shares of Texaurus’ common stock at an exercise price of $0.001 per share, representing 49% of Texaurus’ outstanding common stock.  This will be valued at Fair Market Value as of the date of the transaction.

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date, which registration statement we have not filed  to date, due to the fact that we were not current in our filings with the Commission until December 15, 2007.  In November 2007, we entered into the First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus, to amend the Registration Rights Agreement, which requires us to gain effectiveness of a registration statement covering the shares exercisable in connection with the Texhoma Warrant to April 30, 2008.  In the future, we currently anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Laurus will accept such cashless exercise rights in lieu of registration.

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

Significant Transactions Affected During 2007 and 2008:

Management Services Agreement

On or about May 15, 2007, we entered into a Management Services Agreement with Valeska Energy Corp. (“Valeska”), whose Chief Executive Officer is Daniel Vesco, our Chief Executive Officer, which was subsequently amended on or about June 1, 2007 (collectively the “Management Agreement”).

Pursuant to the Management Agreement, we agreed to enter into a Joint Venture agreement with Valeska (the “Joint Venture”), described below; Valeska agreed to provide management services and act as our Management Consultant, for a monthly fee of $10,000 (plus expenses), which has since been increased, or 15% of any revenue we generate, whichever is greater (excluded however, are asset sales and/or income of a capital nature); and we also issued Valeska 15,200,000 restricted shares of our common stock. The Management Agreement was amended to  issue Valeska an additional 18,200,000 shares of our common stock upon such time as we are able to bring our public reporting requirements current with the Commission and seek reinstatement on the Over-The-Counter Bulletin Board, which has occurred to date, and which shares have been issued to Valeska to date. These shares will be valued at Fair Market Value using the most appropriate valuation method.  The Management Agreement was for a term of three months, beginning May 1, 2007 and the amended agreement dated August, 2007 is described below.

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

Voting Agreement

On or about June 5, 2007, certain of our largest shareholders, including Capersia Pte. Ltd.; Frank A. Jacobs, our former officer and Director; and Valeska Energy, Inc., which is controlled by  and is majority owned by Daniel Vesco, the Company’s Chief Executive Officer and a Director of the Company (“Valeska” and collectively the “Shareholders”) entered into a Voting Agreement (the “Voting Agreement”).  Pursuant to the terms of the Voting Agreement the Shareholders agreed that for the Term of the Voting Agreement, as defined below, no Shareholder would vote any of the shares of common stock (the “Shares”) which they hold for (i.e. in favor of) the removal of William M. Simmons (who has since resigned as a Director) or Daniel Vesco, our Directors (the “New Directors”).  The Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action with Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the Term of the Voting Agreement, that such Shareholders would vote their Shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.

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

•	10,000,000 restricted shares of the Company’s common stock, which have been issued to date; and
•
60,000,000 options to purchase shares of the Company’s common stock, which have a cashless exercise provision, are valid for a period of three years from their grant date, and have an exercise price of greater than 110% of the trading price of the Company’s common stock on the Pinksheets on the day of such grant, which exercise price is equal to $0.02 per share.

The Company and Valeska plan on entering into a new Management Services Agreement in the future, subsequent to the filing of this report which may materially change the terms of the Management Services Agreement currently in effect.  The Company plans to promptly file a Form 8-K to report the entry into the Management Services Agreement, assuming such agreement is entered into in the future.

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
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company is amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.  In the future, we currently anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Laurus will accept such exercise rights in lieu of registration.

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

In consideration for the Jacobs Agreement, the Jacobs Parties agreed to:  return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”), which shares have been cancelled to date; discharge and forgive all debt owed by Texhoma to the Jacobs Parties, known or unknown,  including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full affect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

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

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed;  Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (“Morgan Creek”) shares held in trust by JOGL as collateral for the promissory note issued to JOGL by the Company (the “Jacobs Note” and “Morgan Creek Shares”), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

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

As a result of the Jacobs Agreement, the Company settled approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, with the release of 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Jacobs Agreement of $0.46.

In April 2008, the Company entered into a Settlement Agreement and Mutual Release with William M. Simmons and Valeska (the “Simmons Release”).  Pursuant to the Simmons Release, Mr. Simmons agreed to resign as an officer and Director of the Company and Texaurus and Valeska and agreed to serve as a consultant to the Company on a limited basis for a period of six months following such resignation.  Additionally, Mr. Simmons and the Company agreed to mutually release each other and our assigns from any and all rights, obligations, claims, demands or causes of action, known or unknown relating to any issue whatsoever in connection with the Simmons Release.  We also agreed to issue Mr. Simmons 6,500,000 shares of common stock in connection with his entry into the Settlement Agreement, which shares have not been issued to date, and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Through the Company’s conversations and discussions with Laurus regarding the Company’s inability to file its required registration statement within the time periods set forth in the First Amendment, the Company agreed to grant Laurus warrants to purchase an additional 10,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share.  However, as of the date of this filing, the Company has not finalized this anticipated grant and as such, the grant is not reflected in the Company’s financial statements contained herein.

Plan of Operations

The Company’s current plan of operations for the next twelve (12) months is to increase the liquidity of the Company by working to decrease the Company’s current liabilities.

We believe that we can continue operations for the next ninety days by reducing general and administrative costs and negotiating extended payment options with our creditors. We anticipate needing to raise approximately $500,000 in the next twelve months to repay our current liabilities.  There can be no assurance that we will be successful.  Additionally, due to the fact that the assets held by Texaurus are not generating the level of revenue as originally anticipated, and that our liabilities owed to Laurus are far in excess of the value of our assets, we may need to raise additional capital in Texaurus to repay the Laurus Note and/or for working capital purposes in the future, which funds may be raised through the sale of debt and/or equity in Texaurus.  Furthermore, due to the fact that our liabilities are greater than our assets and we do not believe that such assets will generate a sufficient amount of revenue to repay our obligations to Laurus, we believe that the only way we will be able to satisfy our debt owed to Laurus would be to enter into an acquisition or merger in the future, which we do not currently have any plans to enter into or agreements regarding.  Additionally, Laurus and/or entities affiliated with Laurus have expressed an interest in providing us additional funding in the future in connection with a potential acquisition target, assuming it believes such financing would be in its best interest following customary due diligence, of which there can be no assurance.  If we are able to find a potential acquisition target and if Laurus and/or entities affiliated with Laurus commit to loan us additional funds, we anticipate such funding having a dilutive effect on our existing shareholders.  Furthermore, there can be no assurance that in the event we are able to successfully complete a new acquisition and related funding, that we will generate sufficient revenues, if any, to repay the Laurus debt and/or meet our current operating expenses and current liabilities.  In the event we are unable to repay the Laurus debt in the future, we will likely be forced to curtail our operations and/or may be forced to cease our filings with the Commission and/or petition for bankruptcy protection.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

Revenues were $429,000 for the quarter ended March 31, 2008 compared with $438,000 for the quarter ended March 31, 2007, a decrease in revenues of $9,000 or 2% from the prior period.  Revenues were the result of our interest in various oil and gas properties and as such actual production varies from month to month and quarter to quarter.

We incurred oil and gas exploration expenses of $107,000 for the quarter ended March 31, 2008, compared to $244,000 for the quarter ended March 31, 2007.  The Company’s properties underwent workovers during the fiscal quarter ended December 31, 2007, and as a result the joint operating costs of the producing properties were reduced for the quarter ended March 31, 2008, as compared with the same quarter in 2007 as the properties had less operations.

Depletion and depreciation expense for the three months ended March 31, 2008 was $134,000 as compared to $149,000 for the same quarter of 2007, a decrease of $15,000.  The reduction in depletion reflects the declining depletion asset base for the properties based upon their declining production lives.

We incurred $361,000 in general and administrative expenses for the quarter ended March 31, 2008, compared to $128,000 for the same period in 2007, an increase of $233,000 from the prior period.  The majority of the increase is the result of the issuance of 18,200,000 shares of our common stock to Valeska in connection with and pursuant to the terms of the Management Agreement.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling, we recognized $8,000 in  related stock accretion expense for the quarter ended March 31, 2008 as compared with a stock accretion gain of  $274,000 for the quarter ended March 31, 2007.

We recorded an impairment in our investment in Morgan Creek Energy of $54,000 for the three months ended March 31, 2007 compared with none for the same period in 2008, in connection with the Settlement Agreement and Mutual Release we entered into with our former officer and Director, Frank Jacobs, described above, pursuant to which Mr. Jacobs retained the Morgan Creek Energy shares which he held, which shares were previously held by him in trust for our benefit. In conjunction with the release received from  Mr. Jacobs in connection with the amounts that we purportedly owed him, we recorded a $50,000 gain on the extinguishment of debt for the three months ended March 31, 2008 as compared with no extinguishment of debt for the same period ended March 31, 2007.

We incurred net interest expense of $245,000 for the three months ended March 31, 2008,  in connection with the payment of interest on the Laurus Note as compared with net interest expense of $291,000 for the three months ended March 31, 2007.

We reported a net loss of $375,000 for the quarter ended March 31, 2008 as compared to a net loss of $152,000 for the same quarter in 2007, an increase in net loss of $223,000 from the prior period.  The main reasons for the increase in net loss were the increase in general and administrative expense in connection with the issuance of our common stock to Valeska and the change from a stock accretion gain to a stock accretion expense associated with options issued based upon the Black Scholes computations for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as described in greater detail above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2007

Revenues were $847,000 for the six month period ended March 31, 2008 compared with $915,000 for the six month period ended March 31, 2007, a decrease in revenues of $68,000 from the prior period.  Revenues were the result of our interest in various oil and gas properties and as such actual production varies from month to month and quarter to quarter.

We incurred oil and gas exploration expenses of $345,000 for the six months ended March 31, 2008, compared to $351,000 for the same period ended March 31, 2007.

Depletion and depreciation expense for the six months ended March 31, 2008 was $299,000 as compared to $367,000 for the same six months of 2007, a decrease of $68,000.  The reduction in depletion reflects the declining depletion asset base for the properties based upon their declining production lives.

We incurred $20,000 in general and administrative expenses for the six month period ended March 31, 2008, compared to $374,000 for the same period in 2007, a decrease of $354,000 from the prior period.  The majority of the decrease is the result of the stock accretion income reported per the Black Scholes computation methods of $586,000, netted with the issuance of 18,200,000 shares of our common stock to Valeska in connection with and pursuant to the terms of the Management Agreement, and increased legal and accounting expenses incurred in conjunction with efforts to bring our regulatory reporting current with the SEC.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling, we recognized an $82,000 stock accretion gain for the six months ended March 31, 2008 as compared with an $803,000 stock accretion gain for the six months ended March 31, 2007.

We recorded an impairment in our investment in Morgan Creek Energy of $250,000 for the six months ended March 31, 2007 compared with none for the same period in 2008, in connection with the Settlement Agreement and Mutual Release we entered into with our former officer and Director, Frank Jacobs, described above, pursuant to which Mr. Jacobs retained the Morgan Creek Energy shares which he held, which shares were previously held by him in trust for our benefit

In conjunction with the Settlement Agreement and Mutual Release we entered into with our former officer and Director, Frank Jacobs,  Mr. Jacobs forgave amounts that we purportedly owed him.  We recorded a $420,000 gain on the extinguishment of debt for the six month period ended March 31, 2008 as compared with no extinguishment of debt for the same period ended March 31, 2007.

We incurred net interest expense of $520,000 for the six months ended March 31, 2008,  mainly in connection with the payment of interest on the Laurus Note as compared with net interest expense of $588,000 for the six months ended March 31, 2007.

We reported net income of $168,000 for the six months ended March 31, 2008 as compared to a net loss of $205,000 for the same period in 2007, an increase in net income of $373,000 from the prior period.  The main reasons for the increase in income were the decrease in general and administrative expenses, the fact that there was no loss on investment during the six months ended March 31, 2008, and the gain on extinguishment of debt, offset by the decrease in stock accretion gain for the six months ended March 31, 2008, compared to the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of  March 31, 2008, we had total assets of $5,096,000, consisting of cash of $37,000, accounts receivable of $275,000,  net oil and gas properties of $4,455,000 and other assets of $329,000.

We had current liabilities of $1,455,000, consisting of $753,000 of accounts payable, $402,000 of accrued expenses, $50,000 of notes payable to related parties, and $250,000 of convertible notes payable, relating to the notes sold in November and December 2007, as described below, and a long term note payable of $7,935,000 at March 31, 2008.  On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per share.

We had negative working capital of $1,143,000 and a retained deficit of $14,837,000 at March 31, 2008.

For the six months ended March 31, 2008, cash of $345,000 was provided by our operating activities and we used $198,000  in our investing activities.   Cash provided by operating activities consisted mainly of $168,000 of net income and non cash items of $440,000, offset by a net reduction in liabilities of $263,000.

We used $198,000 in our investing activities for the six months ended March 31, 2008, solely due to oil and gas property investments.

We used $374,000 in our financing activities for the six months ended March 31, 2008, due to proceeds of $250,000 from notes payable sold in November and December 2007 and repayment of  a portion of the note payable to Laurus of $220,000, offset by the forgiveness of affiliate loans of $403,000, which amount was forgiven by our former officer and Director, Frank Jacobs in connection with the Settlement Agreement and Mutual Release, described above.

FUNDING TRANSACTIONS:

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.

We raised an aggregate of $250,000 through the sale of two convertible notes with warrants to an investor in November and December 2007.

We used the majority of the funding to pay our general and administrative expenses and certain acquisitions including the purchase of the Leases from Sunray and the Management Agreement with Valeska, as described above.

We believe that we currently have sufficient funds to repay the interest on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus.  We are not able to repay the principal which is approximately $7,900,000 (less any future  payments of principal we are able to make) on March 27, 2009, and we can provide no assurances that funds will be available when the Note is due.

The Company remains reliant on raising further equity funds to grow, and continued oil and gas operations could be impaired by limitations on our access to capital markets. In the event that we or Texaurus do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we or Texaurus decide to purchase additional oil and gas properties and are required to raise additional financing, we may have to scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available. If such financing is available, it may involve issuing securities senior to  Texhoma common stock, the common stock of Texaurus, additional shares of the common stock of Texaurus or equity financings which are dilutive to holders of our common stock, which failure may also cause us to scale back or curtail implementing our business plan. We have no current commitments from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

RISK FACTORS

You should carefully consider the following risk factors and other information in our latest annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL AND STUDY ADDITIONAL WELLS.  IF WE ARE UNABLE TO RAISE THE FINANCING WE MAY BE FORCED TO SCALE BACK OR ABANDON OUR BUSINESS PLAN. WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

We raised $8,500,000 from the sale of a Secured Term Note to Laurus Master Fund, Ltd. ("Laurus") in March 2006 and approximately $7,900,000 of the amount was  used to purchase the Intracoastal City property, the interests in the Barnes Creek gas field , the Edgerly field and to pay closing costs and fees in connection with the funding transaction.

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.  We raised an aggregate of $250,000 through the sale of two units consisting of Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”)

We may not have sufficient funds to continue to pay the interest payments required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus on an ongoing basis.  We are currently in negotiations with Laurus to amend the terms of the Secured Term Note, which there can be no assurance will be amended.  Additionally, we will need to repay the principal balance on March 27, 2009, which is $7,900,000 (minus any future payments of principal on the Note), which funds we do not currently have and which we can provide no assurances will be available when the Note is due.  As such, if we are unable to come to terms with Laurus regarding the amendment and/or revision of the terms of the Secured Term Note, we will likely not be able to continue our business operations past March 27, 2009.  Not including these substantial funds we will require we also require approximately $300,000 of additional capital to continue our planned oil and gas operations and seek out new acquisitions.

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

Additionally, we cannot be sure that in the future we will find any commercial quantities of oil and/or gas on our properties, that our current properties will continue to produce or that current production will be sufficient to repay the interest (or principal) on the Laurus Note. If we fail to raise money, we could be forced to abandon or curtail our business operations, which could cause any investment in the Company to become worthless.

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

As of March 31, 2008, the Company had total liabilities of $9,389,746 and total assets of only $5,095,500. The Company does not believe that the Texaurus assets will generate sufficient revenue in the future to enable the Company to repay the Laurus Note. Additionally, over the past several months, the production payments payable to the Company from the Texaurus assets have not been sufficient to pay the accrued interest on the Laurus Note, and the Company can provide no assurances that such production payments will be sufficient to repay the interest on the Laurus Note in the future, and/or that the Company will not be in default of such note. The Company does not believe that it will be able to raise sufficient additional capital through the sale of equity, if at all, as there is downward pressure on the Company’s common stock. Currently, there is significant downward pressure on the Company’s common stock on the Over-The-Counter Bulletin Board, which the Company believes is making it difficult to create a trading market and preventing it from raising additional funding through equity financings on acceptable terms to the Company. If the Company’s current management believes that the Company will not be able to repay the Laurus Note and/or interest thereon, and/or if the Company’s common stock continues to have significant downward pressure, the Company’s management may choose to pursue opportunities outside of the Company that may be in competition with the Company or impact the Company in a negative manner. If that were to happen, it is possible that the Company would cease filing reports with the Commission and /or the value of the Company’s common stock could become worthless. Additionally, in the future, the Company’s current management may work outside of the Company to start a new company with similar operations as the Company if they believe that the Company will not be able to repay the Laurus Note and/or not be able to raise capital on acceptable terms.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased an $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 8% per year (as of February 6, 2007), which is due and payable on March 27, 2009, and which principal and interest is repayable by way of production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly Field and the Barnes Creek Properties.

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

WE RELY HEAVILY ON DANIEL VESCO, OUR OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Daniel Vesco, our Chief Executive Officer and Director. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Vesco and our ability to attract qualified contractors and consultants on an as-needed basis.

We face continued competition for such contractors and consultants, and may face competition for the services of Mr. Vesco in the future. We do not have an employment contract with Mr. Vesco, nor do we currently have any key man insurance on Mr. Vesco. Mr. Vesco is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Vesco and/or attract and retain such contractors and consultants in the future. The loss of Mr. Vesco, and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

We have become aware of a subscription agreement relating to the sale of certain shares of our common stock in February 2005, which shares have not been issued to date, and which subscription agreement we have been unable to verify as of the date of this filing.  As a result of the subscription agreement, and our previous failure to issue shares in connection with such subscription agreement, we may have potential liability for such shareholder’s loss of liquidity and/or the decline in the value of our common stock.  Additionally, there may be other subscription agreements which we are not aware of relating to the sale of our common stock, which sales and issuances are not currently reflected with our Transfer Agent and/or in the number of outstanding shares of common stock disclosed throughout this report. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous subscription agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such shares when originally subscribed.

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

DANIEL VESCO, OUR CHIEF EXECUTIVE OFFICER CAN EXERCISE VOTING CONTROL OVER CORPORATE DECISIONS.

Daniel Vesco (through his personal beneficial ownership and through his voting control over Valeska Energy Corp. (“Valeska”)) beneficially owns 44,400,000 shares of common stock, additionally; Valeska holds all 1,000 shares of our outstanding shares of Series A Preferred Stock, which Series A Preferred Stock, votes in aggregate, a number of voting shares equal to 51% of our total outstanding shares  of voting stock. As a result, Mr. Vesco will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Vesco may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

THE REMOVAL OF MR. VESCO AS A DIRECTOR OF THE COMPANY IS PROTECTED BY VOTING AGREEMENTS ENTERED INTO WITH THE COMPANY’S MAJORITY SHAREHOLDERS.

Certain of the Company’s majority shareholders, including Capersia Pte. Ltd., Lucayan Oil and Gas Investments, Ltd., Frank A. Jacobs (the Company’s former Chief Executive Officer and Director) and Valeska Energy Corp. (the “Voting Shareholders”) entered into Voting Agreements whereby they agreed that they would not vote the aggregate of 71,874,000 shares of common stock which they hold for (i.e. in favor of) the removal of Mr. Simmons (who has since resigned) or Mr. Vesco (the “New Directors”) until the expiration of the agreements on June 5, 2009.  The Voting Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action without Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the term of the Voting Agreements, that such Voting Shareholders would vote their shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.  The Voting Agreements also included a provisions whereby in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such New Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such New Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Voting Shareholder becomes aware of information which would lead a reasonable person to believe that such New Director has committed fraud or theft from the Company, or a violation of the Securities laws  (each a “Breach of Fiduciary Duty”), this voting requirement set forth above shall not apply.  As a result of the Voting Agreements, it will likely be impossible for the shareholders of the Company to remove Mr. Vesco as a Director of the Company, unless a Breach of Fiduciary Duty occurs, and even then, due to Valeska’s ownership of the Series A Preferred Stock (as described above), it will likely be impossible for Mr. Vesco to be removed as a Director of the Company.

THE INTERESTS OF MR. VESCO, OUR CHIEF EXECUTIVE OFFICER, MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS, AND HE MAY ALSO COMPETE WITH THE COMPANY OR ENTER INTO TRANSACTIONS SEPARATE FROM THE COMPANY.

Mr. Vesco, our Chief Executive Officer, is involved in business interests separate from his involvement with the Company, including but not limited to Valeska Energy Corp., which business and/or companies may also operate in the oil and gas industry similar to and/or in competition with the Company. Mr. Vesco is under no obligation to include us in any transactions which he undertakes. As a result, we may not benefit from connections he makes and/or agreements he enters into while employed by us, and he, or companies he is associated with, including, but not limited to Valeska, may profit from transactions which they undertake while we do not.  As a result, he may find it more lucrative or beneficial to cease serving as an officer or Director of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us, shareholders should keep in mind that he is under no obligation to share his contacts and/or enter into favorable contracts and/or agreements he may come across with the Company, and as a result may choose to enter into such contracts or agreements through companies which he owns, which are not affiliated with us, and from which we will receive no benefit.   Finally, certain of the agreements he may enter into on our behalf may benefit him more than us, including, but not limited to the Management Agreement, pursuant to which the Company currently pays Valeska $20,000 per month.

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

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Texhoma Warrant, pursuant to a Registration Rights Agreement   In the future, we currently anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Texhoma will accept such cashless registration rights.  We agreed pursuant to the Registration Rights Agreement to use our best efforts to file the Registration Statement by May 29, 2006 (60 days after the Closing) and to obtain effectiveness of such registration statement by September 25, 2006 (180 days after the Closing), neither of which deadlines we have met; however, pursuant to the First Amendment (described above), Laurus agreed to amend the date we are required to have gained effectiveness of the Registration Statement by, to April 30, 2008, which date was not met; however, Laurus has not notified us that we are in default of the Registration Rights Agreement, and as stated above, we hope to remove the registration requirement associated with the Texhoma Warrants all together and instead give Laurus cashless exercise rights to the shares issuable in connection with the exercise of the Texhoma Warrants.  Moving forward, should Laurus fail to waive our registration requirement, and such failure is deemed to be a default under the Note, we could be forced to pay penalties to Laurus. As a result, we could be forced to abandon or scale back our current planned operations and/or raise additional capital, which could cause substantial dilution to our existing shareholders.

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

WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for our next Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to complete the required audit of Black Swan in compliance with GAAP, and failed to timely file our 2005, 2006 and 2007 quarterly and annual reports.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2008, Ibrahim Nafi Onat, our Director  vested an aggregate of 500,000 shares of our restricted common stock, pursuant to the terms of his Consulting Agreement.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

None.

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

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2008

In accordance with the Exchange Act, this report has been signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Daniel Vesco
Daniel Vesco	Chief Executive Officer,	May 15, 2008
Chief Financial Officer,
(Principal Financial Officer) and
Director