Form 10-Q
period 2008-06-30
TEXHOMA ENERGY INC
filed 2008-08-14
CIK 1127572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission file number:  000-31987

TEXHOMA ENERGY, INC.
(Name of registrant in its charter)

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

At August 11, 2008, there were 251,612,224 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and September 30, 2007

ASSETS	June 30, 2008	September, 30 2007
	(unaudited)
Current Assets
Cash and cash equivalents	$9,699	$44,785
Restricted cash	91	219,088
Accounts receivable-miscellaneous	17,521	185,350
Accounts receivable-net oil and gas production	287,908	248,882

Total Current Assets	315,219	698,105

Oil and Gas Properties and related assets, net of depletion and depreciation of $2,933,553 and $2,333,426 at June 30, 2008 and September 30, 2007, respectively	4,169,581	4,556,305

Other Assets	242,665	615,728

TOTAL ASSETS	$4,727,465	$5,870,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$812,039	$502,875
Accrued expenses	427,955	1,202,438
Notes payable related parties	50,000	453,432
Convertible notes payable	250,000	-

Total Current Liabilities	1,539,994	2,158,745

Long term notes payable	7,932,153	8,155,280

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2008 and September 30, 2007	1	1
Common stock, $0.001 par value, 300,000,000 shares authorized, 245,112,224 and 231,162,224 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	245,112	231,162
Additional paid-in capital	10,297,627	10,330,166
Retained deficit	(15,287,422)	(15,005,216)

Total Stockholders’ Deficit	(4,744,682)	(4,443,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,727,465	$5,870,138

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2008 and 2007

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenues	(unaudited)
Oil and gas interests	$420,235	$500,531	$1,266,949	$1,415,734

Total revenues	420,235	500,531	1,266,949	1,415,734

Operating expenses:
Oil and gas exploration	133,931	153,163	478,438	503,883
Gross Margin	286,304	347,368	788,511	911,851

Depletion and depreciation	300,962	192,389	600,126	559,203
General and administrative expenses	191,021	461,728	211,388	836,185

Operating loss	(205,679)	(306,749)	(23,003)	(483,537)

Other income (expenses):
Gain (loss) on sale of furniture and equipment	-	-	2,000
Stock accretion gain (expense)	447	150,720	82,289	953,475
Loss on investment	-	-	-	(250,000)
Gain on extinguishment of debt	-	-	420,083
Interest income	-	3,127	1,477	10,475
Interest expense	(244,756)	(292,121)	(765,051)	(880,026)

Total other income (expense)	(244,309)	(138,274)	(259,202)	(166,076)

Loss before income taxes	(449,988)	(445,023)	(282,205)	(649,613)

Net loss	$(449,988)	$(445,023)	$(282,205)	$(649,613)

Weighted average common shares outstanding	250,112,224	184,947,234	242,674,113	191,517,917
Diluted weighted average common shares outstanding	N/A	N/A	N/A	N/A

Basic earnings (loss) per share:	$0.00	$0.00	$0.00	$0.00
Basic diluted earnings per share	N/A	N/A	N/A	N/A

See accompanying summary of accounting policies and notes to financial statements.

TEXHOMA ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended June 30, 2008 and for the year ended September 30, 2007
						Paid-In			Total
						Capital			Stockholders’
	Common Stock		Preferred Stock		Paid-In	Preferred	Contributed	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Capital	Deficit	[Deficit]
Balance, September 30, 2006	181,662,252	$ 181,662	-	-	$ 10,527,155	-	-	$ (12,817,295)	$ (2,108,478)

Shares issued June 7, 2007 at $0.0125 per share	18,000,000	18,000			207,000				225,000
Shares issued June 7,2007 at $0.0125 per share	4,800,000	4,800			55,200				60,000
Shares issued, June 10, 2007 for management agreement at $0.02 per share	15,200,000	15,200			288,800				304,000
Shares issued July 1, 2007 for services agreement at $0.02 per share	500,000	500			9,500				10,000
Shares issued July 9, 2007 at $0.0125 per share	1,000,000	1,000			11,500				12,500
Shares issued August 13, 2007 for management agreement at $0.02 per share	10,000,000	10,000			190,000				200,000
Shares issued August 13, 2007 for management agreement at $0.001 per share			1,000	1					1
Net loss at September 30, 2007								(2,187,921)	(2,187,921)
Stock accretion for warrants					(958,989)				(958,989)

Balance, September 30, 2007	231,162,252	231,162	1,000	1	10,330,166			(15,005,216)	(4,443,887)

Shares issued October 30, 2007 for settlement agreement at $0.006	250,000	250			1,250				1,500
Transfer agent rounding adjustment	(28)
Shares retired for settlement agreement at $0.01 per share	(5,000,000)	(5,000)			(45,000)				(50,000)
Shares issued January 18, 2006 for management agreement at $0.006 per share	18,200,000	18,200			91,000				109,200
Shares issued January 2, 2008 for services agreement at $0.006 per share	500,000	500			2,500				3,000
Net loss at June 30, 2008								(282,206)	(282,206)
Stock accretion for warrants					(82,289)				(82,289)

Balance at June 30, 2008	245,112,224	245,112	1,000	1	10,297,627			(15,287,422)	(4,744,682)

See accompanying summary of accounting policies and notes to financial statements

 TEXHOMA ENERGY, INC.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended June 30, 2008

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(unaudited)
Cash flows from operating activities: Net loss	$(449,988)	$(445,023)	$(282,206)	$(649,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	300,330	191,007	598,230	555,057
Depreciation and amortization	80,350	81,100	241,050	243,300
Stock issued for services	-	304,000	63,700	304,000
Stock accretion (gain) loss	(447)	(150,720)	(82,289)	(953,475)

Change in assets and liabilities:
Accounts receivable	(30,488)	(179,930)	128,803	82,487
Accounts payable	59,396	69,722	309,163	65,140
Accrued expenses	25,731	26,633	(774,484)	19,107
Other	6,410	2,000	133,910	(10,000)
Net cash provided by (used in) operating activities	(8,706)	(101,211)	335,877	(343,997)

Cash flows from investing activities:
Oil and gas property investments and related	(15,539)	-	(213,403)	(8,900)
Decline in value of investments	-	-	-	250,000
Net cash (used in) investing activities	(15,539)	-	(213,403)	241,100

Cash flows from financing activities:
Loans from affiliates	-	-		5,200
Loan repayment to affiliates	-	(5,200)	(403,432)	(20,200)
Notes payable proceeds	-	-	250,000	-
Repayment of notes payable	(2,727)	(37,511)	(223,126)	(226,191)
Issuances of stock for services	-	-	-	-
Proceeds from issuance of common stock	-	285,000	-	285,000
Net cash provided by (used in) financing activities	(2,727)	242,289	(376,558)	43,809

Increase (decrease) in cash and cash equivalents	(26,972)	141,078	(254,084)	(59,088)

Cash and cash equivalents at beginning of period	36,761	289,711	263,873	489,877

Cash and cash equivalents at end of period	$9,789	$430,789	$9,789	$430,789

See accompanying summary of accounting policies and notes to financial statements

TEXHOMA ENERGY, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended June 30, 2008

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

Restricted Cash – Texaurus maintains residual cash from the proceeds of the Laurus Fund note in a restricted account for as long as Texaurus shall have any obligations to Laurus.

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

Texhoma’s subsidiary depletes its oil and gas property based upon the estimated remaining proved reserves as determined by a third party petroleum and geology consulting firm.  Based upon those estimations, the total proven reserves for the leaseholds were as follows:

Field	Total Proven Reserves	Remaining at June 30, 2008	Depletion rate for June 30, 2008	Depletion rate for June 30, 2007

Barnes Creek	73,310	43,593	5.5%	5.9%

Edgerly	210,574	47,422	2.7%	1.5%

Little White Lakes	27,673	5,913	9%	12.9%

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

Income Taxes - Management evaluates the probability of the realization of its deferred income tax assets.  The Company has estimated a $2,649,000 deferred income tax asset at June 30, 2008 relating to net operating loss carryforwards and deductible temporary differences.  Of that amount, an estimated $95,000 is related to the net operating loss generated for the nine months ended June 30, 2008.  Management determined that because the Company has not yet generated taxable income, because of the change in control that has occurred in the past and the fact that certain losses have been generated outside of the United States, it is more likely than not that a tax benefit will not be realized from these operating loss carryforwards and deductible temporary differences.    Accordingly, the deferred income tax asset is offset by a full valuation allowance.

If the Company begins to generate taxable income, management may determine that some or all of the deferred income tax asset may be recognized.  Recognition of the asset could increase after tax income in the future.  The net operating tax loss carry forward of approximately $5,689,000 expires from 2011 to 2025.  The future utilization of the net operating losses is uncertain.

Earnings or (Loss) Per Share - Per SFAS No. 128, Earnings per Share (FAS 128), earnings per share (or loss per share), is computed by dividing the earnings (loss) for the period by the weighted average number of common stock shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for the period.  Therefore because including options and warrants issued would have an anti-dilutive effect on the loss per share, only the weighted average (loss) per share is reported for periods that report a loss.

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

No acquisitions of oil and gas properties were made during the nine month period ended June 30, 2008.

3.   SHARE CAPITAL

Common Stock - In May 2007, 4,800,000 shares of our common stock, at $0.0125, were subscribed for in consideration for $60,000.

In May 2007, Valeska Energy Corp. (“Valeska”) entered into a management agreement with Texhoma for a minimum period of three months.  Mr. Daniel Vesco, the Chief Executive Officer of the Company is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons, the Company’s former President and the former Chief Executive Officer of Valeska and 1,000,000 shares to Valeska.

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

On or about August 13, 2007, we entered into a Second Amendment to Management Services Agreement with Valeska (the “Second Amendment”).

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

•	1,000 shares of the Company’s Series A Preferred Stock (discussed below);

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

Options that remain outstanding at June 30, 2008 include 2,000,000 options to purchase shares of common stock granted to a consultant of the Company. The options granted were not pursuant to the Plan. The options have an exercise price of $0.13 per share, vest at a rate of 250,000 options every three months and expire if unexercised on June 1, 2009.

A total of 60,000,000 options were also granted to Valeska on August 13, 2007 in conjunction with the Second Amendment to the terms of the management agreement at $0.02 per share and vested immediately.  The options expire if unexercised on August 13, 2010.

The following is a summary of the option activity during the nine months ended June 30, 2008:

	Number	Average
	Of	Exercise
	Options	Price

Outstanding at October 1, 2007	62,000,000	$0.0235
Granted and Expired	-	-
Balance at June 30, 2008	62,000,000	$0.0235

Compensation costs associated with the issuance of options to purchase shares of common stock to employees, directors or consultants is measured at fair value at the date of issuance based upon the options vested and expensed during the current period.

As of June 30, 2008, 61,750,000 of the options had vested.  Based on our knowledge as of the date of this filing, we have not applied a forfeiture rate of the vested options.  We increased the accrual for option expense by $17,118 in our current financial statements. The trading price of our stock was $0.004 per share on June 30, 2008.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 316%, weighted-average expected life of 2.09 years and no expected dividend yield, resulted in a fair value per option of $0.00575.

5. RELATED PARTIES

On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note; see Note 6 for additional information.

In June 2007, Valeska Energy Corp. (“Valeska”) entered into a management agreement with Texhoma for a minimum period of three months.  Mr. Daniel Vesco, the Chief Executive Officer of the Company is the Chief Executive Officer of Valeska.  In exchange for these services, Valeska was issued 15,200,000 shares of Texhoma’s stock as payment and retainer.  On June 8, 2007, Capersia transferred 1,000,000 shares of Texhoma stock to Mr. William Simmons, the former President of the Company and former Chief Executive Officer of Valeska and 1,000,000 shares to Valeska Energy Corp.

In July 2007 and January 2008, an aggregate of 1,000,000 shares were issued to Mr. Ibrahim Nafi Onat, our Director, in consideration for his entry into a consulting agreement with us.

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

In April 2008, the Company entered into a Settlement Agreement and Mutual Release with William M. Simmons and Valeska (the “Simmons Release”).  Pursuant to the Simmons Release, Mr. Simmons agreed to resign as an officer and Director of the Company, of Texaurus, and of Valeska, effective April 22, 2008, and agreed to serve as a consultant to the Company on a limited basis for a period of six months following such resignation.  Additionally, Mr. Simmons and the Company agreed to mutually release each other and our assigns from any and all rights, obligations, claims, demands or causes of action, known or unknown relating to any issue whatsoever in connection with the Simmons Release.  We also agreed to issue Mr. Simmons 6,500,000 shares of common stock in connection with his entry into the Settlement Agreement, which shares have been issued to date.

Previously, in his capacity as Chief Executive Officer and President of Valeska, Mr. Simmons indirectly beneficially owned the securities of the Company owned by Valeska.  Upon Mr. Simmons’ resignation from Valeska, Mr. Vesco was appointed Chief Executive Officer and President of Valeska, and therefore Mr. Vesco became the indirect beneficial owner of the securities of the Company held by Valeska.

6.  NOTES PAYABLE AND CONVERTIBLE LOANS

On December 7, 2004, the Company borrowed $50,000 from a related party.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  A total of $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per share.

The Laurus Master Fund, Ltd (“Laurus”) note accrues interest at the Prime Rate plus two percent (2.0%) as published in The Wall Street Journal, but shall not at any time be less than eight percent (8.0%).  Payments of accrued interest and principal equal eighty (80%) of the Net Revenue (as defined therein) paid to Texaurus in respect of oil, gas and/or other hydrocarbon production in which Texaurus has an interest and each payment is applied first to accrued interest due and then to the principal balance of the note

On or about October 19, 2006, we issued a Promissory Note to Mr. Frank Jacobs, our then Director, in the amount of $493,643.77, which amount represented funds advanced to the Company by Mr. Jacobs during the 2006 calendar year and management fees owed to Mr. Jacobs for his services to the Company during the 2006 calendar year (the “Jacobs' Note”). The Jacobs' Note bears interest at the rate of 6% per annum until paid, and is payable by the Company at any time on demand. The Jacobs' Note may be pre-paid at any time without penalty. Any amounts not paid on the Jacobs' Note when due shall bear interest at the rate of 15% per annum.  As discussed below, the Jacobs Note and all affiliated notes have been forgiven.

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

(a)
waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, contingent upon bringing our periodic filings current prior to December 15, 2007, which we did;

(b)
amend the terms of the Laurus Note to provide that a “Change of Control” of Texaurus under the Note, which requires approval of Laurus, includes any change in Directors such that Daniel Vesco and William M. Simmons are no longer Directors of Texaurus; and

(c)
amend the terms of the Registration Rights Agreement with Laurus to provide that the date we are required to gain effectiveness of a registration statement registering the shares of common stock issuable in connection with the exercise of the Laurus Warrant in the Company was amended to no later than April 30, 2008, and that the effective date of any additional registration statements required to be filed by us in connection with the Registration Rights Agreement, shall be thirty (30) days from such filing date.  In the future, we currently anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Laurus will accept such cashless exercise rights in lieu of registration.

On or about November 28, 2007, we entered into a Settlement Agreement and Mutual Release (the “Agreement”) by and between the Company, Frank A. Jacobs, our former officer and Director (“Jacobs”), and Jacobs Oil & Gas Limited, a British Columbia, Canada corporation (“JOGL” and collectively with Jacobs, the “Jacobs Parties”), Clover Capital, a creditor of the Company (“Clover”), Capersia Pte. Ltd., a Singapore company and a significant stockholder of the Company (“Capersia”), Peter Wilson, an individual and a former Director of the Company (“Wilson”), and Sterling Grant Capital, Inc., a British Columbia corporation, controlled by Mr. Wilson (“SGC” and collectively with Clover, Capersia and Wilson, the “Non-Jacobs Parties,” and with the Jacobs Parties, the “Interested Parties”).  We had various disputes with the Interested Parties relating to the issuances of and transfers of various shares of our common stock and various of the Interested Parties had alleged that we owed them consideration (the “Disputes”).  We entered into the Agreement to settle the Disputes with the Interested Parties.

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

Additionally, in consideration for the Company agreeing to enter into the Agreement, the Non-Jacobs Parties agreed to the following terms: any and all debts owed by Texhoma to Clover, which purportedly totaled approximately $60,000; Capersia, which purportedly totaled $60,000; or any of the Non-Jacobs Parties (including approximately $20,000 purportedly owed to Wilson) was discharged and forgiven; the Non-Jacobs Parties agreed that they have no interest in and will not interfere with the issuance of the LOGI Shares; the Voting Agreement remains in full force and effect against Capersia; and in connection with the 30,000,000 shares of Company stock in Capersia’s possession received through Texhoma’s previous purchase of a 40% interest in Black Swan Petroleum Pty. Ltd. (the “Capersia Shares”), Capersia will not transfer shares in excess of 2% of Texhoma’s then outstanding shares in any three (3) month period, until the second anniversary of the Agreement.

As a result of the Agreement, the Company was able to settle approximately $640,000 in debt which it purportedly owed to the various Interested Parties and to settle any and all other claims which such parties, in return for the consideration discussed above, which mainly consisted of assigning the rights to the 200,000 shares of Morgan Creek Energy Corp. stock to Frank A. Jacobs, which shares had an approximate value of $92,000 based on the trading price of Morgan Creek Energy Corp.’s common stock on the date of the Agreement of $0.46.  The extinguishment of this debt resulted in a gain of approximately $370,000 for the Company.

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

8.  WARRANTS

The following is a summary of the warrant activity during the six months ended June 30, 2008:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, October 1, 2007	11,687,500	$0.04
Granted	10,000,000	0.025
Outstanding at June 30, 2008	21,687,500	$0.033

Costs attributable to the issuance of share purchase warrants are measured at fair value at the date of issuance and offset with a corresponding increase in additional Paid-in-Capital at the time of issuance.  When the warrant is exercised, the receipt of consideration is an increase in shareholders’ equity.

We granted 10,000,000 warrants during the nine months ended June 30, 2008, at exercise prices of $0.02 and $0.03 per share.

The trading price of our stock was $0.004 per share on June 30, 2008.  Outstanding warrants were granted at $0.02 to $0.04 per share resulting in a weighted average price of $0.033 per share.  The Black-Scholes option model with the following assumptions:  weighted average risk-free interest rate of 4.25%, estimated volatility of 316%, weighted-average expected life of 2.13 years and no expected dividend yield, resulted in a fair value per warrant of $0.0055.

The fair value of the warrants granted and vested during the nine months ended June 30, 2008, based upon the Black-Scholes option pricing model was a decrease of $82,289 from the expense at September 30, 2007 and as such we reflected the reduction to expense previously reported in our current financial statements.

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

10. SUBSEQUENT EVENTS

We issued 6,500,000 shares of our common stock to Mr. William Simmons on July 2, 2008 in conjunction with the Release and Settlement Agreement executed on April 22, 2008.

In July 2008, with an effective date of June 18, 2008, the Company entered into a consulting Agreement with Hobart Ltd., a consultant.  Pursuant to the consulting agreement, Hobart Ltd., agreed to perform services on the Company’s behalf in connection with introductions to financing sources, potential strategic partners, and/or general advisory services for a term of one year.  In consideration for agreeing to the terms of the consulting agreement, we agreed to issue Hobart Ltd., an aggregate of 10,000,000 shares of our common stock, which shares have not been issued to date and which shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company reported a net loss of $282,000 for the nine months ended June 30, 2008  and has incurred $15,287,000 in cumulative losses to date.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from its stockholders and third party financing.

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

* * * * * * * * *

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.  AS USED HEREIN, THE “COMPANY,” “TEXHOMA,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO TEXHOMA ENERGY, INC. AND ITS WHOLLY OWNED DELAWARE SUBSIDIARY, TEXAURUS ENERGY, INC., UNLESS OTHERWISE STATED.

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

On March 28, 2006 Texaurus entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"); a Registration Rights Agreement with Laurus; issued Laurus a Common Stock Purchase Warrant (the “Texaurus Warrant”); entered into a Master Security Agreement with Laurus; sold Laurus a Secured Term Note in the amount of $8,500,000, and entered into various other agreements. Additionally, in connection with the closing (the “Closing”), we issued Laurus a Common Stock Purchase Warrant (the “Texhoma Warrant”) to purchase up to 10,625,000 shares of our common stock at an exercise price of $0.04 per share.

The Secured Term Note (the "Note" or the “Laurus Note”) in the amount of $8,500,000, which was sold by Texaurus to Laurus in connection with the Closing, is due and payable in three years from the Closing on March 27, 2009 (the "Maturity Date"), and bears interest at the Wall Street Journal Prime Rate (the "Prime Rate"), plus two percent (2%) (the "Contract Rate"), based on a 360 day year, payable monthly in arrears, beginning on April 1, 2006, provided however that the Contract Rate shall never be less than eight percent (8%).

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

In connection with the Closing, we entered into a Registration Rights Agreement with Laurus, by which we agreed to file a registration statement covering the shares exercisable in connection with the Texhoma Warrant within sixty (60) days of the date of the Closing, and that such registration statement would be effective within one hundred and eighty (180) days of the Closing date.  In November 2007, we entered into the First Amendment to Securities Purchase Agreement, Secured Term Note and Registration Rights Agreement with Laurus, to amend the Registration Rights Agreement, which requires us to gain effectiveness of a registration statement covering the shares exercisable in connection with the Texhoma Warrant to April 30, 2008, which registration statement we have not filed nor gained effectiveness of to date.  In the future, we anticipate offering Laurus cashless exercise rights in connection with the Texhoma Warrant in lieu of registering such shares on a Registration Statement; however, there can be no assurance that Laurus will accept such cashless exercise rights in lieu of registration.

On March 28, 2006, with an effective date of January 1, 2006, Texaurus closed a Sales & Purchase Agreement to purchase certain interests in the Barnes Creek gas field and the Edgerly field from Kilrush Petroleum, Inc. Texaurus paid the $5,225,000 purchase price with proceeds received from its sale of the Secured Term Note with Laurus.

Significant Transactions Effected During 2007 and 2008:

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

(a)
waive any default which may have occurred as a result of our failure to become current in our filings with the Commission, assuming that we become current in our filings prior to December 15, 2007 (which event did occur);

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

In consideration for the Jacobs Agreement, the Jacobs Parties agreed to:  return to the Company for cancellation 5,000,000 of the 7,500,000 shares purchased by Jacobs in March 2006 (the “Jacobs Shares”), which shares have been cancelled to date; discharge and forgive all debt owed by Texhoma to the Jacobs Parties, known or unknown,  including the total outstanding amount of the approximately $500,000 Promissory Note owed to Frank A. Jacobs by the Company (the “Jacobs Note”); the Company owes Jacobs no rights to contribution and/or indemnification in connection with Jacobs employment with the Company; Jacobs also certified the accuracy and correctness of the Company’s previously prepared annual and interim financial statements and periodic reports, relating to the time period of his employment from the period ending September 30, 2005 to the period ending March 31, 2007; the Jacobs Parties agreed they have no interest in and will not interfere with the issuance of or any subsequent transfers of shares to or from Lucayan Oil and Gas Investments, Ltd. (the “LOGI Shares”), a Bahamas corporation; Jacobs agreed to use his best efforts to answer the Company’s questions and produce documents in the future regarding operations and financials of the Company; Jacobs agreed that he no longer holds any exercisable options of the Company; the Voting Agreement entered into between various parties in June 2007, including Jacobs, remains in full effect and force against Jacobs; and Jacobs has no interest in any shares other than the aforementioned 2,500,000 shares.

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

Lastly, in consideration for the Jacobs Parties and the Non-Jacobs Parties agreeing to the terms of the agreement, Texhoma agreed; that Jacobs will retain the remaining 2,500,000 shares of Company stock and Capersia will retain the aforementioned 30,000,000 shares of Company stock free and clear of any claims to such shares by the Company; and JOGL shall retain all rights to the 200,000 shares of Morgan Creek Energy Corp. (“Morgan Creek”) shares held in trust by JOGL as collateral for the promissory note issued to JOGL by the Company (the “Jacobs Note” and “Morgan Creek Shares”), the Company will release all claims to said shares or any additional shares of Morgan Creek that the Company may be due as a result of stock splits or share distributions.

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

In April 2008, the Company entered into a Settlement Agreement and Mutual Release with William M. Simmons and Valeska (the “Simmons Release”).  Pursuant to the Simmons Release, Mr. Simmons agreed to resign as an officer and Director of the Company and Texaurus and Valeska and agreed to serve as a consultant to the Company on a limited basis for a period of six months following such resignation.  Additionally, Mr. Simmons and the Company agreed to mutually release each other and our assigns from any and all rights, obligations, claims, demands or causes of action, known or unknown relating to any issue whatsoever in connection with the Simmons Release.  We also agreed to issue Mr. Simmons 6,500,000 shares of common stock in connection with his entry into the Settlement Agreement, which shares have been issued to date.

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

In July 2008, with an effective date of June 18, 2008, the Company entered into a consulting Agreement with Hobart Ltd., a consultant.  Pursuant to the consulting agreement, Hobart Ltd., agreed to perform services on the Company’s behalf in connection with introductions to financing sources, potential strategic partners, and/or general advisory services for a term of one year.  In consideration for agreeing to the terms of the consulting agreement, we agreed to issue Hobart Ltd., an aggregate of 10,000,000 shares of our common stock, which shares have not been issued to date and which shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

Plan of Operations

The Company’s current plan of operations for the next twelve (12) months is to increase the liquidity of the Company by working to decrease the Company’s current liabilities.

We believe that we can continue operations for the next ninety days by reducing general and administrative costs and negotiating extended payment options with our creditors. We anticipate needing to raise approximately $300,000 in the next twelve months to continue our business operations, which does not include approximately $1,500,000 we will need in the next 12 months to repay our current liabilities.

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

All dollar amounts discussed below are rounded to the nearest $1,000 increment.  Please consult the financial statements in “Item 1,” above for exact dollar amounts.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008 COMPARED TO THE QUARTER ENDED JUNE 30, 2007

Revenues were $420,000 for the quarter ended June 30, 2008 compared with $501,000 for the quarter ended June 30, 2007, a decrease in revenues of $81,000 or 16% from the prior period.  Revenues were the result of our interest in various oil and gas properties and as such actual production varies from month to month and quarter to quarter.  The Little White Lakes Property production decreased for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, due to a shut in of two wells for the completion of a salt water disposal well, as well as work-over operations to complete two additional intervals. In addition, two wells in the Edgerly Field ceased producing due to severe downhole problems.

We incurred oil and gas exploration expenses of $134,000 for the quarter ended June 30, 2008, compared to $153,000 for the same quarter in 2007, a decrease in oil and gas exploration expenses of $19,000 or 12% from the prior period. Gas exploration expenses decreased due to the work-over of the Edgerly and Little While Lakes wells, and as such there were reduced operational activities in the current quarter compared with 2007.

Depletion and depreciation expense for the three months ended June 30, 2008 was $301,000 as compared to $192,000 for the same quarter of 2007, an increase in depreciation expense of $109,000 or 56.8%, mainly due to an adjustment in the depletion reported for the Edgerly Field over the past two quarters which was the result of a miscalculation in the production of such field in the prior two quarters.

We incurred $191,000 in general and administrative expenses for the quarter ended June 30, 2008, compared to $462,000 for the same period in 2007, a decrease of $271,000 from the prior period.  The majority of the decrease was the result of certain one time expenses associated with the issuance of 18,200,000 shares of our common stock to Valeska in connection with and pursuant to the terms of the Management Agreement during the three months ended June 30, 2007, which expenses were not present during the three months ended June 30, 2008.

In connection with raising the necessary capital funding to consummate oil and gas property purchases we issued stock warrants to new subscribers of our common stock as well as our lenders.  Stock accretion expense is computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the Black Scholes modeling, we recognized nominal gain related to stock warrants for the quarter ended June 30, 2008 as compared with $151,000 in stock accretion gain for the quarter ended June 30, 2007.

We incurred net interest expense of $245,000 for the three months ended June 30, 2008, in connection with the payment of interest on the Laurus Note, as compared with net interest expense of $292,000 for the three months ended June 30, 2007, decrease in interest expense of $47,000 or 16% from the prior period.  The reduction is related to the lower interest rates on such Laurus Note, due mainly to the decrease in the Wall Street Journal Prime Rate during the three months ended June 30, 2008, compared to the prior year’s period.

We reported a net loss of $450,000 for the quarter ended June 30, 2008 as compared to a net loss of $445,000 for the same quarter in 2007, a $5,000 or 1% increase in net loss.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2007

Revenues were $1,267,000 for the nine months ended June 30, 2008 compared to $1,416,000 for the nine month period ended June 30, 2007, a decrease in revenues of $149,000 or 11% from the prior period.  Revenues reflect the decreased production experienced in the Little White Lakes fields.  Other variances are the result of our interest in various oil and gas properties and as such actual production varies from month to month and quarter to quarter.

We incurred oil and gas exploration expenses of $478,000 for the current nine month period compared to $504,000 for the nine months ended June 30, 2007, a decrease of $26,000 or 5% from the prior period. The Little White Lakes and Edgerly properties' reduction in production has also resulted in lower costs for the current nine month period.

Depletion and depreciation expense for the nine months ended June 30, 2008 was $600,000 as compared to $559,000 for the nine months of 2007, an increase of $41,000.  The increase is due to an adjustment  of  $122,000 for the Edgerly Field netted with reductions reflecting the declining depletion asset base for the properties based upon their declining production lives.

We incurred $211,000 in general and administrative expenses for the nine month period ended June 30, 2008, compared to $836,000 for the same period in 2007, a decrease of $625,000 from the prior period.  The majority of the decrease is the result of the reduction in stock option expense reported per the Black Scholes computation methods during 2008 netted with the costs of the issuance of 18,200,000 shares of our common stock to Valeska in connection with and pursuant to the terms of the Management Agreement, as well as increased legal and accounting expenses incurred in conjunction with efforts to bring our regulatory reporting current with the SEC during the nine months ended June 30, 2008, which expenses were not represented in as great numbers during the nine months ended June 30, 2007.

In connection with our raising the necessary capital funding to pursue the planned oil and gas purchases we issued stock warrants to new subscribers of our common stock as well and our lenders.  Stock accretion expense was computed based upon the Black-Scholes modeling and recorded as warrants were issued.  As a result of the continued Black Scholes modeling, we recognized an $82,000 stock accretion gain for the nine months ended June 30, 2008 as compared with a $953,000 stock accretion gain for the nine months ended June 30, 2007.

We recorded an impairment in our investment in Morgan Creek Energy of $250,000 during the nine months ended June 30, 2007 compared with none for the same period in 2008.  In connection with the Settlement Agreement and Mutual Release we entered into with our former officer and Director, Frank Jacobs, described above, Mr. Jacobs retained the Morgan Creek Energy shares which he held in trust for our benefit.

In conjunction with the Settlement Agreement and Mutual Release we entered into with our former officer and Director, Frank Jacobs, Mr. Jacobs forgave amounts that we purportedly owed him.  We recorded a $420,000 gain on the extinguishment of debt for the nine month period ended June 30, 2008 as compared with no extinguishment of debt for the same period ended June 30, 2007.

We incurred net interest expense of $765,000 for the nine months ended June 30, 2008,  mainly in connection with the payment of interest on the Laurus Note, as compared with net interest expense of $880,000 for the nine months ended June 30, 2007, a decrease in interest expense of $115,000 or 13%.  The reduction is related to the lower interest rates on such Laurus Note, due mainly to the decrease in the Wall Street Journal Prime Rate during the nine months ended June 30, 2008, compared to the prior year’s period.

We reported a net loss of $282,000 for the nine months ended June 30, 2008 as compared to a net loss of $650,000 for the same period in 2007, a decrease in net loss of $368,000 from the prior period.  The main reasons for the decrease in net loss were the decrease in general and administrative expenses, the fact that there was no loss on investment during the nine months ended June 31, 2008, and the gain on extinguishment of debt, offset by the decrease in stock accretion gain for the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had total assets of $4,727,000, consisting of total current assets of $315,000, consisting of cash of $10,000 and accounts receivable of $305,000, and total long term assets consisting of net oil and gas properties of $4,170,000 and other assets of $243,000.

We had current liabilities of $1,540,000, consisting of $812,000 of accounts payable, $428,000 of accrued expenses, $50,000 of notes payable to related parties, and $250,000 of convertible notes payable, relating to notes sold in November and December 2007, as described below.  We also had non-current liabilities consisting solely of a long term note payable to Laurus of $7,900,000 at June 30, 2008.  On December 7, 2004, the Company borrowed $50,000 from a related party, MFS Technology.  The loan is evidenced by a convertible promissory note.  The loan bears interest at 5% per annum calculated 6 months after the advancement of funds.  A total of $25,000 was due on June 7, 2005 and the remaining balance, plus interest was due on December 7, 2005.  The loan has not been repaid, extended or converted. The lender has the option during the term of the loan, and any extension, to convert the principle and interest into shares of common stock at a conversion price of $0.30 per share.

We had negative working capital of $1,225,000 and a retained deficit of $15,300,000 at June 30, 2008.

For the nine months ended June 30, 2008, cash of $336,000 was provided by our operating activities.  Cash provided by our operating activities consisted mainly of $598,000 of depletion, $241,000 of deprecation and amortization and $309,000 of change in accounts payable, offset by net loss of $282,000 and accrued expenses of $774,000.

We used $213,000 in our investing activities for the nine months ended June 30, 2008, solely due to oil and gas property investments compared to net cash provided by investing activities of $241,000 for the nine months ended June 30, 2007 consisting of net cash used in investing activities of $8,900 due to oil and gas property investments and net cash provided by investing activities of $250,000 related to decline in value of investments.

We used $377,000 in our financing activities for the nine months ended June 30, 2008, due to repayment of a portion of the note payable to Laurus of $223,000 and the forgiveness of affiliate loans of $403,000, which amount was forgiven by our former officer and Director, Frank Jacobs in connection with the Settlement Agreement and Mutual Release, described above, offset by proceeds of $250,000 from notes payable sold in November and December 2007, as described below.

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

We raised an aggregate of $297,500 through the sale of 23,800,000 shares of common stock at $0.0125 per share between May and July 2007.  We raised an aggregate of $250,000 through the sale of two units consisting of Convertible Promissory Notes with a conversion price of $0.0125 per share, convertible at the option of Purchaser, into the Company’s common stock, and Class A and Class B Warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.02 and $0.03 per share, respectively, exercisable for a period of two years from the date of the Subscription Agreement (the “Units”)

We may not have sufficient funds to continue to pay the interest payments required on the Secured Term Note with Laurus, through the payment of production payments on the properties owned by Texaurus on an ongoing basis.  We are currently in negotiations with Laurus to amend the terms of the Secured Term Note, which there can be no assurance will be amended.  Additionally, we will need to repay the principal balance on March 27, 2009, which is approximately $7,900,000 (minus any future payments of principal on the Note), which funds we do not currently have and which we can provide no assurances will be available when the Note is due.  As such, if we are unable to come to terms with Laurus regarding the amendment and/or revision of the terms of the Secured Term Note, we will likely not be able to continue our business operations past March 27, 2009.  Not including these substantial funds we will require we also require approximately $300,000 of additional capital to continue our planned oil and gas operations and seek out new acquisitions.

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

As of June 30, 2008, the Company had total liabilities of $9,500,000 and total assets of only $4,700,000. The Company does not believe that the Texaurus assets will generate sufficient revenue in the future to enable the Company to repay the Laurus Note. Additionally, in the past the production payments payable to the Company from the Texaurus assets have not been sufficient to pay the accrued interest on the Laurus Note, and the Company can provide no assurances that such production payments will be sufficient to repay the interest on the Laurus Note in the future, and/or that the Company will not be in default of such note. The Company does not believe that it will be able to raise sufficient additional capital through the sale of equity, if at all, as there is downward pressure on the Company’s common stock. Currently, there is significant downward pressure on the Company’s common stock on the Over-The-Counter Bulletin Board, which the Company believes is making it difficult to create a trading market and preventing it from raising additional funding through equity financings on acceptable terms to the Company. If the Company’s current management believes that the Company will not be able to repay the Laurus Note and/or interest thereon, and/or if the Company’s common stock continues to have significant downward pressure, the Company’s management may choose to pursue opportunities outside of the Company that may be in competition with the Company or impact the Company in a negative manner. If that were to happen, it is possible that the Company would cease filing reports with the Commission and /or the value of the Company’s common stock could become worthless. Additionally, in the future, the Company’s current management may work outside of the Company to start a new company with similar operations as the Company if they believe that the Company will not be able to repay the Laurus Note and/or not be able to raise capital on acceptable terms.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased an $8,500,000 Secured Term Note from Texaurus, which we have guaranteed, and which bears interest at the rate of 8% per year (as of the filing of this report), which is due and payable on March 27, 2009, and which principal and interest is repayable by way of production payments equal to 80% of the gross production revenue received by Texaurus in connection with the Intracoastal City Field, the Edgerly Field and the Barnes Creek Properties.

There can be no assurance that we will have sufficient funds to pay any principal or interest on the Note when due on March 27, 2009, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above, and we can provide no assurances that such production payments will be sufficient to repay such Note or such interest moving forward. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $7,900,000 to repay the Note (not including any adjustments for payment of principal in connection with production payments paid by Texaurus) by March 27, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations, which could cause any investment in the Company to become worthless.

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

WE RELY HEAVILY ON DANIEL VESCO, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

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

OUR TOTAL AMOUNT OF ISSUED AND OUTSTANDING SHARE AMOUNTS MAY BE INCORRECT, AND WE MAY HAVE OUTSTANDING SHARES WHICH ARE UNACCOUNTED FOR.

We have become aware of a subscription agreement relating to the sale of certain shares of our common stock in February 2005, which shares have not been issued to date, and which subscription agreement we have been unable to verify.  As a result of the subscription agreement, and our previous failure to issue shares in connection with such subscription agreement, we may have potential liability for such shareholder’s loss of liquidity and/or the decline in the value of our common stock.  Additionally, there may be other subscription agreements which we are not aware of relating to the sale of our common stock, which sales and issuances are not currently reflected with our Transfer Agent and/or in the number of outstanding shares of common stock disclosed throughout this report. As a result, we may have a larger number of shares outstanding than we currently show on our shareholders list. This difference, if present, may force us to revise our filings and/or may mean that the ownership percentage of certain shares of common stock disclosed throughout this report is incorrect.  If we are required to issue additional shares of common stock in the future relating to previous subscription agreements which our current management was and/or is not aware, it could cause substantial dilution to our existing shareholders and/or we could face potential liability in connection with our failure to issue such shares when originally subscribed.

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

THE COMPANY HAS ESTABLISHED SERIES A PREFERRED STOCK, WHICH GIVES THE HOLDERS MAJORITY VOTING POWER OVER THE COMPANY.

The Company has 1,000 shares of Series A Preferred Stock authorized. All outstanding shares of Series A Preferred stock, which are all currently held by Valeska Energy Corp., the beneficial owner of which is Daniel Vesco, the Chief Executive Officer and Director of the Company, can vote in aggregate on all shareholder matters equal to fifty-one percent (51%) of the total vote. As a result, the shares of Series A Preferred Stock held by Valeska Energy Corp., will effectively exercise voting control over the Company. As a result of this, the Company's shareholders will have less control over the operations of the Company.

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

THE REMOVAL OF MR. VESCO AS A DIRECTOR OF THE COMPANY IS PROTECTED BY VOTING AGREEMENTS ENTERED INTO WITH THE COMPANY’S MAJORITY SHAREHOLDERS.

Certain of the Company’s majority shareholders, including Capersia Pte. Ltd., Lucayan Oil and Gas Investments, Ltd., Frank A. Jacobs (the Company’s former Chief Executive Officer and Director) and Valeska Energy Corp. (the “Voting Shareholders”) entered into Voting Agreements whereby they agreed that they would not vote the aggregate of 71,874,000 shares of common stock which they hold for (i.e. in favor of) the removal of Mr. Simmons (who has since resigned) or Mr. Vesco (the “New Directors”) until the expiration of the agreements on June 5, 2009.  The Voting Shareholders also agreed that in the event of any shareholder vote of the Company (either by Board Meeting, a Consent to Action without Meeting, or otherwise) relating to the removal of the New Directors; the re-election of the New Directors; and/or the increase in the number of directors of the Company during the term of the Voting Agreements, that such Voting Shareholders would vote their shares against the removal of the New Directors; for the re-election of such New Directors; and/or vote against the increase in the number of directors of the Company, without the unanimous consent of the New Directors, respectively.  The Voting Agreements also included a provision whereby in the event that either of the New Directors breaches his fiduciary duty to the Company, including, but not limited to such New Director’s conviction of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty, theft or fraud; such New Director’s gross negligence in connection with his service to the Company as a Director and/or in any executive capacity which he may hold; and/or if any Voting Shareholder becomes aware of information which would lead a reasonable person to believe that such New Director has committed fraud or theft from the Company, or a violation of the Securities laws  (each a “Breach of Fiduciary Duty”), this voting requirement set forth above shall not apply.  As a result of the Voting Agreements, it will likely be impossible for the shareholders of the Company to remove Mr. Vesco as a Director of the Company, unless a Breach of Fiduciary Duty occurs, and even then, due to Valeska’s ownership of the Series A Preferred Stock (as described above), it will likely be impossible for Mr. Vesco to be removed as a Director of the Company.

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

THE ISSUANCE OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF THE TEXHOMA WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

Assuming we file a registration statement covering the shares of common stock issuable in connection with the exercise of the Texhoma Warrant, and/or we agree to modify the terms of the Texhoma Warrant to provide for a cashless exercise in the future, the issuance of common stock upon exercise of the Texhoma Warrant will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on exercise of the Texhoma Warrant, which has an exercise price of $0.04 per share, currently more than the average trading value of our common stock during the past thirty days. Although Laurus may not exercise its warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, this restriction does not prevent Laurus from exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will likely cause the value of our common stock to decline in value (if such common stock is trading at more than $0.04 per share prior to such sales) and will likely also cause substantial dilution to our common stock.

WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for our next Annual Report on Form 10-KSB, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, the Company entered into a Settlement Agreement and Mutual Release with William M. Simmons and Valeska (the “Simmons Release”), pursuant to which the Company agreed to issue Mr. Simmons 6,500,000 shares of common stock.  We issued the 6,500,000 shares of our common stock to Mr. Simmons on July 2, 2008.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

In July 2008, with an effective date of June 18, 2008, the Company entered into a consulting Agreement with Hobart Ltd., a consultant.  Pursuant to the consulting agreement, Hobart Ltd., agreed to perform services on the Company’s behalf in connection with introductions to financing sources, potential strategic partners, and/or general advisory services for a term of one year.  In consideration for agreeing to the terms of the consulting agreement, we agreed to issue Hobart Ltd., an aggregate of 10,000,000 shares of our common stock, which shares have not been issued to date and which shares have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

Assuming the grant of the warrants and issuance of the shares described above the Company plans to claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance and grant, since the issuance and grant will not involve a public offering, the recipients will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer.

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

b)     REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the period covered by this Report:

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXHOMA ENERGY, INC.

/s/ Daniel Vesco
Daniel Vesco
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2008